Form 10-Q
period 2021-09-30
SDCL EDGE Acquisition Corp
filed 2021-12-13
CIK 1846975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number

SDCL EDGE ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1583135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1120 Avenue of the Americas, 4th Floor

New York, New York 10036

Telephone: (212) 488-5509

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Not Applicable

(Name, address, including zip code, and telephone number, including area code, of agent for service)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, and one-half of one redeemable warrant	SEDA.U	New York Stock Exchange LLC

Class A ordinary shares, par value $0.0001 per share	SEDA	New York Stock Exchange LLC

Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	SEDA WS	New York Stock Exchange LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act: None

As of December 6, 2021, there were 19,995,246 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 4,998,811 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SDCL EDGE ACQUISITION CORPORATION

TABLE OF CONTENTS

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Unaudited Condensed Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from February 16, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholder’s Equity for the three months ended September 30, 2021 and for the period from February 16, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from February 16, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

Item 4.	CONTROLS AND PROCEDURES	20

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	21

Item 1A.	RISK FACTORS	21

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

Item 3.	DEFAULTS UPON SENIOR SECURITIES	21

Item 4.	MINE SAFETY DISCLOSURES	21

Item 5.	OTHER INFORMATION	21

Item 6.	EXHIBITS	22

SIGNATURES		23

i

PART 1 – FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SDCL EDGE ACQUISITION CORPORATION

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(UNAUDITED)

ASSETS
Current assets:
Cash	$59,087
Total current assets	59,087
Deferred offering costs	719,174
Total Assets	$778,261

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accrued offering costs	415,194
Promissory note - related party	300,000
Due to Sponsor	47,714
Total Current Liabilities	762,908

Commitments (Note 6)	—

Shareholder’s Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,031,250 issued and outstanding(1)	503
Additional paid-in capital	24,497
Accumulated deficit	(9,647)
Total Shareholder’s Equity	15,353
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$778,261

(1)	Includes up to 656,250 Class B ordinary shares subject to repurchase by the Company if the over-allotment option is not exercised in full or in part by the underwriter. The underwriters partially exercised their over-allotment option on November 16, 2021. As a result of the underwriters’ partial exercise of the over-allotment option, the Company repurchased and cancelled 32,439 Founders Shares. No other Founder Shares remain subject to forfeiture (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30, 2021	For the period from February 16, 2021 (inception) through September 30, 2021
Formation costs	$—	$9,647
Net loss	$—	$(9,647)

Weighted average shares outstanding, basic and diluted(1)	4,375,000	4,375,000
Basic and diluted net income (loss) per ordinary share	$0.00	$(0.00)

(1)	Excludes up to 656,250 Class B ordinary shares subject to repurchase by the Company if the over-allotment option is not exercised in full or in part by the underwriter. The underwriters partially exercised their over-allotment option on November 16, 2021. As a result of the underwriters’ partial exercise of the over-allotment option, the Company repurchased and cancelled 32,439 Founders Shares. No other Founder Shares remain subject to forfeiture (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at February 16, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	(9,647)	(9,647)
Balance at March 31, 2021	5,031,250	503	24,497	(9,647)	15,353
Net income	—	—	—	—	—
Balance at June 30, 2021	5,031,250	503	24,497	(9,647)	15,353
Net income	—	—	—	—	—
Balance at September 30, 2021	5,031,250	$503	$24,497	$(9,647)	$15,353

(1)	Includes up to 656,250 Class B ordinary shares subject to repurchase by the Company if the over-allotment option is not exercised in full or in part by the underwriter. The underwriters partially exercised their over-allotment option on November 16, 2021. As a result of the underwriters’ partial exercise of the over-allotment option, the Company repurchased and cancelled 32,439 Founders Shares. No other Founder Shares remain subject to forfeiture. (See Note 6)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(9,647)
Adjustments to reconcile net loss to net cash provided by operating activities
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	9,647
Net cash provided by operating activities	—

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note - related party	300,000
Advances from Sponsor	15,876
Payment of deferred offering costs	(256,789)
Net cash provided by financing activities	59,087

Net Change in Cash	59,087
Cash - Beginning of period	—
Cash - End of period	$59,087

Non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for Class B ordinary shares	$15,353
Deferred offering costs included in accrued offering costs	$415,194
Deferred offering costs included in Due to Sponsor	$31,838

The accompanying notes are an integral part of the unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY

SDCL EDGE Acquisition Corporation (the “Company”) is a blank check company incorporated in the Cayman Islands on February 16, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 16, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on October 28, 2021. On November 2, 2021, the Company consummated the Initial Public Offering of 17,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $175,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,250,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to SDCL EDGE Sponsor LLC (the “Sponsor”), Sustainable Investors Fund, LP (“Capricorn”), and Seaside Holdings (Nominee) Limited (“Seaside” and, together with Capricorn, the “A Anchor Investors”) generating gross proceeds of $8,250,000, which is described in Note 4.

The Company had granted the underwriters in the Initial Public Offering (the “Underwriters”) a 45-day option to purchase up to 2,625,000 additional Units to cover over-allotments, if any. On November 16, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,495,246 Units (the “Over-Allotment Units”), generating gross proceeds of $24,952,460, and incurred $499,049 in cash underwriting fees.

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 748,574 warrants (the “Over-Allotment Warrants”) at a purchase price of $1.00 per warrant in a private placement to the Sponsor and the A Anchor Investors generating gross proceeds of $748,574.

Following the closing of the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Warrants, an amount of $201,951,985 ($10.10 per Unit) was placed in a trust account (the “Trust Account”) and will be invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Initial Public Offering; and (iii) absent an initial Business Combination within 24 months from the closing of the Initial Public Offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, the return of the funds held in the Trust Account to the Public Shareholders as part of the redemption of the Public Shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. If the Company is deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder the Company’s ability to complete a Business Combination. If the Company is unable to complete the initial Business Combination, the Company’s public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and the warrants will expire worthless.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account ($10.10 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association as then in effect (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders, Anchor Investors (as defined in Note 5), and management team have agreed to vote any Founder Shares held by them, and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The initial shareholders and A Anchor Investors have agreed to (i) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with the completion of an initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the Initial Public Offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination within 24 months from the Initial Public Offering. However, if the initial shareholders or Anchor Investors (as defined in Note 5) acquire additional Public Shares after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

SDCL EDGE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will have until 24 months from the closing of the Initial Public Offering (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the redemption price per Unit ($10.10).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Further, the Company has access to $1,500,000 in related Working Capital Loans subsequent to the Initial Public Offering, as described in Note 5. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date these financial statements are issued and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on November 1, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on November 9, 2021 and November 22, 2021. The interim results for the period from February 16, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on February 16, 2021, the evaluation was performed for the upcoming 2021 tax year which will be the only period subject to examination.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 656,250 shares of Class B Shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 6). At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2021, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts reflected in the balance sheet for current assets and current liabilities approximate fair value due to their short-term nature.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on October 28, 2021. On November 2, 2021, the Company completed its Initial Public Offering of 17,500,000 Units, at $10.00 per Unit, generating gross proceeds of $175,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7). On November 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 2,495,246 Over-Allotment Units, generating gross proceeds of $24,952,460, for an aggregate total of $199,952,460 in gross proceeds from the Initial Public Offering and closing of the exercise of the over-allotment option.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and A Anchor Investors purchased an aggregate of 8,250,000 warrants at a price of $1.00 per Private Placement Warrant ($8,250,000 in the aggregate). Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 748,574 Over-Allotment Warrants at a purchase price of $1.00 per warrant in a private placement to the Sponsor and A Anchor Investors, generating gross proceeds of $748,574, for an aggregate total of $8,998,574 in gross proceeds from the sale of the Private Warrants and Over-Allotment Warrants. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 23, 2021, the Sponsor was issued 7,187,500 Class B ordinary shares (the “Founder Shares”) for an aggregate of $25,000 paid to cover certain expenses on behalf of the Company. On July 14, 2021, the Company repurchased 2,156,250 Founder Shares from the Company’s Sponsor for an aggregate consideration of $0.001, resulting in an aggregate of 5,031,250 Founder Shares outstanding. The Founder Shares include an aggregate of up to 656,250 Class B ordinary shares subject to repurchase by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the holders of the Founder Shares will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Following the partial exercise of the underwriters’ over-allotment option on November 16, 2021, 32,439 Founder Shares were repurchased and cancelled by the Company. No other Founder Shares remain subject to forfeiture.

The Sponsor has agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned, or sold until the earlier of (i) one year after the completion of a Business Combination or (ii) subsequent to an initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The A Anchor Investors purchased a total of 4,000,000 units in the Initial Public Offering at the offering price of $10.00 per unit. In addition to the A Anchor Investors, two qualified institutional buyers or accredited investors not affiliated with the Company, the Sponsor, the Company’s directors or any member of management (the “3.6% B Anchor Investors”), purchased 1,575,000 units each in the Initial Public Offering at the offering price of $10.00 per unit, three qualified institutional buyers or accredited investors not affiliated with the Company, the Sponsor, the Company’s directors or any member of management (the “4.0% B Anchor Investors”), purchased 1,749,999 units each in the Initial Public Offering at the offering price of $10.00 per unit, and two qualified institutional buyers or accredited investors not affiliated with the Company, the Sponsor, the Company’s directors or any member of management (the “Additional 4.0% B Anchor Investors” and, together with the 3.6% B Anchor Investors and the 4.0% B Anchor Investors, the “B Anchor Investors”), purchased 1,732,500 units each in the Initial Public Offering at the offering price of $10.00 per unit, or an aggregate of 15,864,997 units for all anchor investors (the “Anchor Investors” which includes the A Anchor Investors and the B Anchor Investors).

As the Anchor Investors purchased units during the Initial Public Offering, should they vote the shares included therein in favor of the initial Business Combination, no votes from other public shareholders would be required to approve the initial Business Combination. The Anchor Investors may have different interests with respect to a vote on an initial Business Combination than other public shareholders due to their ownership interests in the Company.

Pursuant to such units, the Anchor Investors have not been granted any shareholder or other rights in addition to those afforded to the Company’s other public shareholders. Further, the Anchor Investors are not required to (i) hold any units, Class A ordinary shares or warrants they purchased in the Initial Public Offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of the Business Combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of the Business Combination. The Anchor Investors have the same rights to the funds held in the Trust Account with respect to the Class A ordinary shares underlying the units they purchased in the Initial Public Offering as the rights afforded to the Company’s other public shareholders.

Each Anchor Investor has entered into separate investment agreements with the Company and the Sponsor. The A Anchor Investors purchased 503,125 Founder Shares each, or an aggregate of 1,006,250 Founder Shares, from the Sponsor for a purchase price of $2,500 each, or an aggregate of $5,000, at the closing of the Initial Public Offering. The 3.6% B Anchor Investors purchased 181,125 Founder Shares each, or an aggregate of 362,250 Founder Shares, from the Sponsor for a purchase price of $900 each, or an aggregate of $1,800, at the closing of the Initial Public Offering. The 4.0% B Anchor Investors purchased 201,250 Founder Shares each, or an aggregate of 603,750 Founder Shares, from the Sponsor for a purchase price of $1,000 each, or an aggregate of $3,000, at the closing of the Initial Public Offering. The Additional 4.0% B Anchor Investors purchased 201,250 Founder Shares each, or an aggregate of 402,500 Founder Shares from the Sponsor for a purchase price of $1,000 each, or an aggregate of $2,000, at the closing of the Initial Public Offering (or an aggregate of 2,374,750 Founder Shares for all Anchor Investors for a total combined purchase price of $11,800). Pursuant to the investment agreements, the Anchor Investors have agreed to (a) vote any Founder Shares held by them in favor of the Business Combination and (b) subject any Founder Shares held by them to the same lock-up restrictions as the Founder Shares held by the Sponsor and independent directors.

Due to the partial exercise of the over-allotment option by the underwriters on November 16, 2021, the Company repurchased and cancelled 32,439 Founder Shares, which included 3,244 Founder Shares from each A Anchor Investor (or an aggregate of 6,488 Founder Shares), 1,168 Founder Shares from each 3.6% B Anchor Investor (or an aggregate of 2,336 Founder Shares), 1,298 Founder Shares from each 4.0% B Anchor Investor, (or an aggregate of 3,894 Founder Shares), 1,298 Founder Shares from each Additional 4.0% B Anchor Investor, (or an aggregate of 2,596 Founder Shares), and 17,128 Founder Shares from the Company’s Sponsor.

The Company estimated the fair value of the Founder Shares attributable to the Anchor Investors to be $21,187,762 or $8.98 per share. The excess of the fair value of the Founder Shares sold over the purchase price of $11,800 (or $0.005 per share) was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed immediately in the statement of operations. Offering costs allocated to the Public Shares were charged to shareholders’ deficit upon the completion of the Initial Public Offering.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Promissory Note - Related Party

On February 23, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This Promissory Note is non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. The Promissory Note was amended on March 7, 2021 and September 30, 2021, to increase the amount to $500,000 and extend the payable date to the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note was $300,000 as of September 30, 2021. On November 2, 2021, the Company repaid the outstanding balance under the Promissory Note.

Due to Sponsor

Due to Sponsor consists of advances from the Sponsor to pay for offering costs and formation costs on behalf of the Company and are payable on demand.

Administrative Support Agreement

The Company entered into an agreement with an affiliate of the Sponsor to pay the affiliate a total of $20,000 per month for office space, administrative and support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, it may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such Working Capital Loans by the officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Company’s Sponsor, its affiliates or the management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account.

NOTE 6. COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Public Warrants that may be issued upon conversion of the Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination. The Company bears the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

In connection with the Initial Public Offering, the underwriters were granted a 45-day option from the date of the prospectus to purchase up to 2,625,000 additional Units to cover over-allotments. On November 16, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 2,495,246 Units at an offering price of $10.00 per Unit, generating additional gross proceeds of $24,952,460 to the Company.

The underwriters received a cash underwriting discount of $0.20 per Unit, or $3,999,049 in the aggregate, which became payable at the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $6,998,336 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. WARRANTS

As of September 30, 2021, there were no warrants outstanding.

A warrant holder may exercise their warrants only for a whole number of Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless the warrant holder purchases at least two units, they will not be able to receive or trade a whole warrant. The warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a current prospectus relating thereto is current, subject to satisfying the obligations described below with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue Class A ordinary shares upon exercise of a warrant unless Class A ordinary shares issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant, if not cash settled, will have paid the full purchase price for the unit solely for the Class A ordinary shares underlying such unit.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use the commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use the commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants (except with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of thirty (30) days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant from share divisions, share capitalizations, reorganizations, recapitalizations and the like) for any twenty (20) trading days within a 30-trading day period ending three (3) trading days before the Company sends the notice of redemption to the warrant holders.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will not redeem the warrants for cash unless a registration statement under the Securities Act covering the issuance of the shares of Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period, unless the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable, the Company may exercise the redemption right even if the Company are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per share of Class A ordinary share equals or exceeds $10.00. Commencing ninety days after the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table below, based on the redemption date and the fair market value of the Company’s Class A ordinary shares except as otherwise described below;
●	if, and only if, the closing price of the Company’s Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant from share divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
●	if the closing price of the Company’s Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant from share divisions, share capitalizations, reorganizations, recapitalizations and the like), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor, Anchor Investors, or its affiliates, without taking into account any founder shares held by the Sponsor, the Company’s Anchor Investors or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the shares of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummate the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 100% and 180%, respectively, of the higher of the Market Value and the Newly Issued Price.

The private placement warrants are identical to the warrants sold as part of the units in the Initial Public Offering except that, so long as they are held by the Sponsor, the A Anchor Investors, or their permitted transferees: (1) they will not be redeemable (except as described above under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00”); (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the initial Business Combination, as described below; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company accounts for the 18,996,197 warrants that were issued in connection with the Initial Public Offering (9,997,623 Public Warrants and 8,998,574 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option and the existence of the potential for net cash settlement for the warrant holders (but not all shareholders) in the event of a tender offer.

The accounting treatment of derivative financial instruments requires that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to its current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. SHAREHOLDER’S EQUITY

Preference shares — The Company is authorized to issue 5,000,000, $0.0001 par value, preference shares, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2021, there were no Class A ordinary shares issued and outstanding.

Class B ordinary shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On February 23, 2021, the Sponsor was issued 7,187,500 Class B ordinary shares for an aggregate of $25,000 paid to cover certain expenses on behalf of the Company. On July 14, 2021, the Company repurchased 2,156,250 Class B ordinary shares from the Sponsor for an aggregate consideration of $0.001 and subsequently cancelled the repurchased shares, resulting in an aggregate of 5,031,250 Class B ordinary shares outstanding. As of September 30, 2021, there were 5,031,250 Class B ordinary shares outstanding. Following the partial exercise of the over-allotment option on November 16, 2021, an additional 32,439 Founder Shares were repurchased and cancelled by the Company.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law.

The Class B ordinary shares and will automatically convert into the Company’s Class A ordinary shares at the time of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Company’s Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Company’s Sponsor, the A Anchor Investors, the Company’s affiliates or any member of the management team upon conversion of the Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described in these financial statements in relation to the consummation of Initial Public Offering, sale of Private Placement Warrants, pay off of Promissory Note, and exercise of the underwriters’ over-allotment option, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” are to SDCL EDGE Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” are to SDCL EDGE Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “possible”, “potential”, “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 16, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the sale of the private placement warrants, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on October 28 2021. On November 2, 2021, we consummated our Initial Public Offering of 17,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $175,000,000 million. On November 16, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,495,246 Units (the “Over-Allotment Units”), generating gross proceeds of $24,952,460 (and aggregate gross proceeds of $199,952,460). The underwriters are entitled to a deferred underwriting fee of $6,998,336 in the aggregate ($0.35 per Unit).

Upon the closing of our Initial Public Offering, the exercise of the over-allotment option by the Underwriters and the Private Placements (as defined below), $195,953,411 million ($10.00 per Unit) of the net proceeds of our Initial Public Offering and the exercise of the over-allotment option by the Underwriters and $5,998,574 of the proceeds of the Private Placements, for an aggregate of $201,951,985, was held in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act 1940, as amended, or the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 16, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for our Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on investments held in our trust account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $0.

For the period from February 16, 2021 (inception) through September 30, 2021, we had a net loss of $9,647, which resulted from formation costs of $9,647.

Liquidity and Capital Resources

For the period from February 16, 2021 (inception) through September 30, 2021, net cash provided by operating activities was $0, which was due to $9,647 of formation costs paid by the Sponsor in exchange for issuance of Class B ordinary shares, which was offset by our net loss of $9,647.

For the period from February 16, 2021 (inception) through September 30, 2021, net cash provided by financing activities was $59,087, which was due to $300,000 in proceeds from the issuance of a Promissory note to our Sponsor, $15,876 from an advance from our Sponsor, which was partially offset by the payment of $256,789 in deferred offering costs.

On November 2, 2021, the Company consummated the Initial Public Offering of 17,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $175,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,250,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement (the “First Private Placement”) to SDCL EDGE Sponsor LLC (the “Sponsor”), Sustainable Investors Fund, LP (“Capricorn”), and Seaside Holdings (Nominee) Limited (“Seaside” and, together with Capricorn, the “A Anchor Investors”) generating gross proceeds of $8,250,000.

The Company had granted the underwriters in the Initial Public Offering (the “Underwriters”) a 45-day option to purchase up to 2,625,000 additional Units to cover over-allotments, if any. On November 16, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,495,246 Units (the “Over-Allotment Units”), generating gross proceeds of $24,952,460, and incurred $499,049 in cash underwriting fees.

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 748,574 warrants (the “Over-Allotment Warrants”) at a purchase price of $1.00 per warrant in a private placement (the “Second Private Placement” and, together with the First Private Placement, the “Private Placements”) to the Sponsor and the A Anchor Investors, generating gross proceeds of $748,574.

Upon the closing of the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Warrants, an amount of $201,951,985 was placed in a trust account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions), to complete our initial business combination. We may withdraw interest income (if any) to pay income taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination and subsequent to our Initial Public Offering, we will use the proceeds from the Initial Public Offering held outside the Trust Account, as well as have access to certain funds from loans from our Sponsor, its affiliates or members of our management team. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds following our Initial Public Offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Public Warrants that may be issued upon conversion of the Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination. The Company bears the expenses incurred in connection with the filing of any such registration statements.

Promissory Notes - Related Party

On February 23, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This Promissory Note is non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. The Promissory Note was amended on March 7, 2021 and September 30, 2021, to increase the amount to $500,000 and extend payable date to the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note was $300,000 as of September 30, 2021. On November 2, 2021, the Company repaid the outstanding balance under the Promissory Note.

Underwriters Agreement

In connection with the Initial Public Offering, the underwriters were granted a 45-day option from the date of the prospectus to purchase up to 2,625,000 additional Units to cover over-allotments. On November 2, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 2,495,246 Units at an offering price of $10.00 per Unit, generating additional gross proceeds of $24,952,460 to the Company.

The underwriters received a cash underwriting discount of $0.20 per Unit, or $3,999,049 in the aggregate, which became payable at the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $6,998,336 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Administrative Support Agreement

The Company entered into an agreement with an affiliate of the Sponsor to pay the affiliate a total of $20,000 per month for office space, administrative and support services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 656,250 shares of Class B Shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on November 1, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on November 1, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 2, 2021, we consummated our Initial Public Offering of 17,500,000 Units, at a price of $10.00 per Unit, generating total gross proceeds of $175,000,000. The Underwriters acted as the joint-book running managers. On November 16, 2021, the Underwriters partially exercised the over-allotment option and purchased 2,495,246 Over-Allotment Units, generating gross proceeds of $24,952,460. The securities sold in the Initial Public Offering and the exercise of the over-allotment option were registered under the Securities Act on registration statement on Form S-1 (No. 333-254238). The registration statement became effective on October 28, 2021.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,250,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in the First Private Placement to the Sponsor and the A Anchor Investors, generating gross proceeds of $8,250,000. Simultaneously with the closing of the exercise of the over-allotment option, we consummated the sale of 748,574 Over-Allotment Warrants at a purchase price of $1.00 per warrant in the Second Private Placement to the Sponsor and the A Anchor Investors, generating gross proceeds of $748,574. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants and the Over-Allotment Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering and upon exercise of the over-allotment option, except that the Private Placement Warrants and the Over-Allotment Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 28, 2021, by and among the Company, Goldman Sachs & Co. LLC, and BofA Securities, Inc.(1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company(1)
4.4	Warrant Agreement, dated October 28, 2021, between Continental Stock Transfer & Trust Company and the Company(1)
10.1	Investment Management Trust Account Agreement, dated October 28, 2021, between Continental Stock Transfer & Trust Company and the Company(1)
10.2	Registration Rights Agreement, dated October 28, 2021, by and among the Company, the Sponsor and certain other security holders named therein(1)
10.3	Private Placement Warrants Purchase Agreement, dated October 28, 2021, by and among the Company and the A Anchor Investors(1)
10.5	Administrative Services Agreement, dated October 28, 2021, between the Company and the Sponsor(1)
10.8	Letter Agreement, dated October 28, 2021, by and among the Company, the Sponsor, the A Anchor Investors, and each director and executive officer of the Company(1)
10.9	Investment Advisory Agreement, dated October 28, 2021, by and among the Company, the Sponsor and Sustainable Development Capital LLP(1)
10.10	An Indemnity Agreement, dated October 28, 2021, between the Company and Ned Davis(1)
10.11	An Indemnity Agreement, dated October 28, 2021, between the Company and Ned Michael Feldman(1)
10.12	An Indemnity Agreement, dated October 28, 2021, between the Company and Ned Ana Maria Machado Fernandes(1)
10.13	An Indemnity Agreement, dated October 28, 2021, between the Company and Ned Steven J. Gilbert(1)
10.14	An Indemnity Agreement, dated October 28, 2021, between the Company and Ned Lolita Jackson(1)
10.15	An Indemnity Agreement, dated October 28, 2021, between the Company and Ned William Kriegel(1)
10.16	An Indemnity Agreement, dated October 28, 2021, between the Company and Ned Jonathan Maxwell(1)
10.17	An Indemnity Agreement, dated October 28, 2021, between the Company and Ned Michael Naylor(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 2, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SDCL EDGE Acquisition Corporation

Date: December 13, 2021	By:	/s/ Jonathan Maxwell
Jonathan Maxwell
Co-Chief Executive Officer