Form 10-K
period 2021-12-31
SDCL EDGE Acquisition Corp
filed 2022-04-07
CIK 1846975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

To

Commission File No. 001-40980

SDCL EDGE Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1583135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 East 42nd Street, Suite 1100, New York, NY	10165
(Address of Principal Executive Offices)	(Zip Code)

(212) 488-5509
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	SEDA.U	New York Stock Exchange LLC
Class A ordinary shares, par value $0.0001 per share	SEDA	New York Stock Exchange LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	SEDA.WS	New York Stock Exchange LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

As of June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter), the Registrant’s securities were not publicly traded. The Registrant’s Class A ordinary shares, par value $0.0001 per share, began trading on the New York Stock Exchange LLC separately from its Units on December 20, 2021. The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2021 was approximately $193,953,886.

As of April 7, 2022, the Registrant had 19,995,246 Class A ordinary shares, par value $0.0001 per share, and 4,998,811 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SDCL EDGE ACQUISITION CORPORATION

FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial Business Combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial Business Combination due to the uncertainty resulting from the recent COVID-19 pandemic and other events (such as terrorist attacks, global hostilities, natural disasters or a significant outbreak of other infectious diseases);

●	the ability of our officers and directors to generate potential Business Combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I.

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our” or the “Company” are to SDCL EDGE Acquisition Corporation, a blank check company incorporated as a Cayman Islands exempted company. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to SDCL EDGE Sponsor LLC, a Cayman Islands limited liability company. References to our “initial shareholders” refer to our Sponsor, the Anchor Investors and any other holders of our shares prior to the Initial Public Offering.

Overview

The way that energy is generated and used today is inefficient with losses occurring from the point of generation all the way through to the end user. While the largest losses, up to 60% of energy generated, occur on the supply side, once delivered to the point of use buildings and industry can waste up to 25-30% of the energy, through sub-optimal lighting, heating, ventilation, air conditioning, insulation, management systems, controls or other sources.

Energy efficiency and decentralized energy offer a long-term solution to these issues. They represent a shift away from a centralized system of large-scale energy generation which is reliant on an expensive transmission and distribution network. Energy efficiency and decentralized energy involve the delivery of cheaper, cleaner and more reliable energy solutions at the point of use, reducing or eliminating reliance on the grid or subsidies. This serves to reduce or eliminate reliance on centrally generated power and avoids the significant generation, transmission and distribution losses associated with a centralized grid, saving money and reducing the carbon intensity associated with large energy-users. This can be achieved for commercial, industrial and public buildings through on-site energy generation, through energy demand reduction measures or through effective use of energy storage solutions.

We are a blank check company incorporated in the Cayman Islands on February 16, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities (“Business Combination”). While we may pursue an initial Business Combination target in any industry or geographic location, we intend to pursue opportunities created by the rapid shift towards energy efficient and decentralized energy solutions for a lower carbon economy and, in particular, for the built environment and transport sectors. Our sponsor, SDCL EDGE Sponsor LLC, a Cayman Islands limited liability company (“Sponsor”), is an affiliate of Sustainable Development Capital LLP (“SDCL”), a London-based investment firm with a strong track record of investments in energy efficient solutions.

The registration statement for our Initial Public Offering was declared effective on October 28, 2021. On November 2, 2021, we consummated the Initial Public Offering of 17,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $175,000,000, and incurring offering costs of approximately $28.2 million, inclusive of approximately $6.1 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,250,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a Private Placement to our Sponsor, Sustainable Investors Fund, LP (“Capricorn”), and Seaside Holdings (Nominee) Limited (“Seaside” and, together with Capricorn, the “A Anchor Investors”) generating gross proceeds of $8,250,000.

We had granted the underwriters in the Initial Public Offering (the “Underwriters”) a 45-day option to purchase up to 2,625,000 additional Units to cover over-allotments, if any. On November 16, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,495,246 Units (the “Over-Allotment Units”), generating gross proceeds of $24,952,460, and incurred $499,049 in cash underwriting fees.

Simultaneously with the closing of the exercise of the over-allotment option, we consummated the sale of 748,574 warrants (the “Over-Allotment Warrants”) at a purchase price of $1.00 per warrant in a Private Placement to the Sponsor and the A Anchor Investors generating gross proceeds of $748,574.

Following the closing of the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Warrants, an amount of $201,951,985 ($10.10 per Unit) was placed in a Trust Account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and is to be invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act 1940, as amended, or the Investment Company Act, as determined by us, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Initial Public Offering; and (iii) absent an initial Business Combination within 24 months from the closing of the Initial Public Offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, the return of the funds held in the Trust Account to the Public Shareholders as part of the redemption of the Public Shares.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. We will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Our management has agreed that an amount equal to at least $10.10 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Warrants, will be held in a Trust Account, located in the United States and invested only in U.S. government securities with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account.

We intend to effectuate our initial Business Combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the sale of the Private Placement Warrants, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources. We have not engaged in, and we will not engage in, any operations until we complete a Business Combination, and we have not generated any operating revenue to date. All activity for the period from February 16, 2021 (inception) through December 31, 2021 relates to our formation, the preparation for the Initial Public Offering, and following the closing of the Initial Public Offering, the search for a prospective initial Business Combination. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

We will provide our public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a Business Combination or conduct a tender offer will be made by us, in our sole discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account ($10.10 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to our warrants. The Class A ordinary shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

We have until 24 months from the closing of the Initial Public Offering (the “Combination Period”) to complete a Business Combination. If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Effecting a Business Combination

Our Business Strategy

Our business strategy is to identify, acquire and maximize the value of a company operating in one of the subsectors outlined in the following section, titled “Market Opportunity”, with the ultimate aim to create substantial long-term value for our shareholders. We will seek targets with industry leading capabilities delivering energy efficiency or distributed energy solutions that can benefit from our management’s and board’s experience as well as access to the public markets. Targets are expected to have a solid revenue and EBITDA track record and exciting growth prospects derived from delivering solutions, applying technology and/or entering new markets. We will focus on profitability and growth, versus taking substantial technology and commercialization risks. We will focus on enduring business models that do not require re-invention and that can scale.

There has been an active M&A market in the energy efficiency, decentralized generation and clean energy for low carbon transport infrastructure industries in recent years. These transactions, however, have primarily taken place in the private capital market, dominated by private equity, including SDCL, which has played a significant role. In the near future therefore, we expect many companies will go public. We see a rapidly growing market opportunity with profitable private companies that can accelerate growth further via the public capital markets. Based on our initial assessment, we have identified a large number of targets including profitable private companies and potential corporate carve outs within our target EBITDA range.

Our Advisor and management team will leverage their wide-reaching industry networks to source proprietary Business Combination opportunities that align with our Acquisition Criteria. We believe the networks our Advisor and management have built up since entering the industry in 2007, in combination with our management’s and board’s industry expertise, will allow us to effectively and efficiently identify and evaluate potential opportunities for our initial Business Combination.

We will seek to:

●	Be a leader in a market transitioning from commodity products to energy solutions;

●	Capitalize on the rapidly growing energy efficiency, decentralized energy sectors and clean energy for low carbon transport infrastructure;

●	Identify attractive Business Combination opportunities in an industry that is often overlooked;

●	Actively support the management of the target company; and

●	Create substantial long-term value for our shareholders.

Market Opportunity

Regulatory change and government support provide an attractive investment environment. Significant government policy tailwinds and stimulus packages in our key target markets provide substantial support for our proposed investment strategy, in particular since EU and US policy focus has pivoted from the supply to the demand side. For example, the EU New Green Deal promises a renovation wave with investments of €85-90 billion per year into public buildings and homes, and €15 billion per year to reach the target of one million electric vehicle charge points. In the United States, the U.S. presidential administration’s publicly indicated commitment for the environment has promised $2 trillion over the next four years, a return to the Paris Climate Agreement and upgrading four million public buildings to make them more energy efficient.

Nearly 60% of global carbon emissions and energy demand come from buildings, industry and transport. These cover a broad set of subsectors, and our investment focus will be on sustainable and lower carbon solutions for the built environment or transport sectors, according to BloombergNEF. In particular, we have identified three subsectors that we find particularly attractive: Energy Efficiency, Decentralized Energy and Clean Energy for Low Carbon Transport Infrastructure. A substantial and rapidly growing marketplace has emerged for solutions in these subsectors, providing us with attractive growth sectors in which to invest.

Energy Efficiency

Overall, demand for energy in residential and commercial buildings is projected to grow 42% by 2050, according to BloombergNEF. Energy demand for cooling will more than double by 2050 and electricity usage will increase by 60% to make up a third of energy consumed in buildings by 2050. The increase in energy usage in the built environment in Europe and the US is mainly driven by higher demand from commercial buildings, which will increase 45% until 2050, according to BloombergNEF.

Decentralized Energy

Customers around the world are expected to host 2.2TW of solar installations by 2050, accounting for 13% of global power capacity, equivalent to 1TWh of global customer-sited storage capacity. The decision to invest in small-scale solar is often taken by households and businesses that look to reduce their electricity bill. It is expected that small-scale storage will follow a similar adoption pattern once batteries become cost-efficient, according to BloombergNEF.

Decentralization of power generation is especially visible in Europe, where, by 2050, 67% of power generated will be injected into the distribution grid directly (versus only 24% today) and the median power-plant size will fall from 562MW to 32MW. In the US, decentralized power will represent 33% of total electricity generation, according to BloombergNEF.

Clean Energy for Low Carbon Transport Infrastructure

Demand for passenger mobility is expected to double by 2050, while freight volume grows 37%. By 2050, transportation will be a third less energy intensive than at present, driven by lighter, fuel efficient vehicles, while rapid electrification results in 60% improved energy efficiency. The main driver of the transition and energy efficiency in the transport sector is electrification, which will be most prevalent in road and rail transport. In Europe and the US electric vehicles will dominate the passenger-car fleet and reach 56%-80% penetration by 2050. Electrification of freight is somewhat slower, especially for heavy-duty vehicles. That being said, by 2050 it is expected that over 33% of freight kilometers will be electric. Sufficient and high-quality charging infrastructure will be the driving force in this transition. At the same time, to ensure a reduction in emissions of long-haul trucking, biofuels, green gas and hydrogen will see further growth and deployment. All of these statistics are sourced from BloombergNEF.

Business Combination Criteria

So long as our securities are then listed on the NYSE, our initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account (if any)) at the time of signing a definitive agreement in connection with our initial Business Combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, Inc., or FINRA, or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial Business Combination so that the post-Business Combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-Business Combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-Business Combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target business, or issue a substantial number of new shares to third parties in connection with financing our initial Business Combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-Business Combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. If our securities are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

To the extent we effect our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds\ we can use to complete another Business Combination.

Acquisition Criteria

Consistent with our Business Strategy, we have identified general criteria and guidelines that we believe are critical to evaluating prospective companies within our targeted sub-sectors. We will use these criteria and guidelines in evaluating business opportunities, but we may decide to enter into our initial Business Combination with a company that does not meet all of these criteria and guidelines and may consider criteria and guidelines not set forth below.

The target would be a business with a solid revenue and EBITDA track record and exciting growth prospects derived from delivering solutions, applying technology and/or entering new markets. We intend to acquire a business or an entity with consideration against the following characteristics:

●	Sustainable and lower carbon solution provider in the relevant sub-sectors competitively positioned to capitalize on the fundamental shift in sentiment that is driving the energy transition;

●	Current and/or prospective leader with differentiated product/service, cost structure and business model;

●	Profitable growth company with EBITDA within target range of approximately $100 million to $300 million that exhibits fundamentally sound financial performance;

●	Visibility into revenue and cash flow generation with substantial compound annual growth rate in contracted revenue and EBITDA;

●	Enterprise value of $1 billion to $5 billion;

●	Geographical footprint in North America and/or in Europe;

●	Ability to benefit from our management’s unique and unparalleled expertise in the sector;

●	Strength of incumbent management and their fundamental motivations, long-term objectives and core organizational values that represent best practices across the energy transition spectrum; and

●	Ability to benefit from access to the public equity market.

These criteria and guidelines are indicative and not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may or may not be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant. For the avoidance of doubt, a particular Business Combination may be deemed appropriate even if it does not meet all of the above criteria.

Acquisition Process

In evaluating a prospective target business, we expect to conduct an extensive due diligence review that may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience.

Each of our directors and officers, directly or indirectly, own Founder Shares and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, such officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity subject to his or her fiduciary duties. As a result, if any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such Business Combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial Business Combination. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law; (i) no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our Advisor, officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence.

Other Considerations

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, Advisor, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor or any of our Advisor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that such initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

We currently do not have any specific Business Combination under consideration. Our officers and directors have neither individually selected nor considered a target business nor have they had any substantive discussions regarding possible target businesses among themselves or with our underwriters or other advisors. Our management team is regularly made aware of potential business opportunities, one or more of which we may desire to pursue for a Business Combination, but we have not (nor has anyone on our behalf) contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to a Business Combination transaction with our Company. Additionally, we have not, nor has anyone on our behalf, taken any substantive measure, directly or indirectly, to identify or locate any suitable acquisition candidate for us, nor have we engaged or retained any agent or other representative to identify or locate any such acquisition candidate.

In addition, certain of our Advisor, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. SDCL as well as its or our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties, including SDCL, SDCL Funds, our Sponsor, their affiliates, or to certain other companies in which they or the foregoing persons have invested or which they have advised, including companies in industries we may target for our initial Business Combination. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties. As a result, if any of our Advisor, officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such Business Combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same.

Moreover, SDCL directly or indirectly advises a significant number of SDCL Funds, portfolio companies and their affiliates that may compete with us for acquisition opportunities, and if pursued by them we may be precluded from pursuing such opportunities. Investment ideas generated within SDCL may be suitable for both us and for current or future SDCL Funds and may be directed to such SDCL Funds rather than to us. Such opportunities may outperform any businesses we acquire. Neither SDCL nor members of our management team who are also employed by or serve as directors of SDCL or SDCL Funds or their affiliates have any obligation to present us with any opportunity for a potential Business Combination of which they become aware, unless presented to such member solely in his or her capacity as an officer of the Company.

However, we do not expect these duties to materially affect our ability to complete our initial Business Combination. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our directors and officers may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial Business Combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial Business Combination. In addition, our Advisor, officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Human Capital

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they will devote in any time period will vary based on the status of the proposed Business Combination and, if the proposed Business Combination is not consummated, whether a different target business has been selected for our initial Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our initial Business Combination.

Item 1.A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our Units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating result.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

●	Our shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, which means we may complete our initial Business Combination even though a majority of our shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial Business Combination, our Sponsor, members of our management team, and the Anchor Investors, have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we consummate an initial Business Combination within twenty-four months after the closing of the Initial Public Offering may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

●	Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

●	Global or regional conditions may adversely affect our business and our ability to find an attractive target business with which to consummate our initial Business Combination.

●	We may not be able to consummate an initial Business Combination within twenty-four months after the closing of the Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Risks Relating to our Securities

●	The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.10 per share.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

●	If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	The nominal purchase price paid by our Sponsor and the Anchor Investors for the Founder Shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial Business Combination.

Risks Relating to our Advisor and Management Team

●	Our ability to successfully effect our initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

●	The officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

●	Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another SDCL or blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

●	If we pursue a target company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial Business Combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

●	If our management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

●	After our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

●	Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

●	We may reincorporate in another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

Our shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, which means we may complete our initial Business Combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial Business Combination if the Business Combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial Business Combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the Business Combination we complete.

Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

Since our board of directors may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least twenty (20) business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial Business Combination.

If we seek shareholder approval of our initial Business Combination, our Sponsor, members of our management team, and the Anchor Investors, have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.

Our initial shareholders own, on an as-converted basis, 20% of our outstanding ordinary shares, excluding purchases in the Initial Public Offering pursuant to any indications of interest. Our Sponsor, members of our management team and Anchor Investors also may from time to time purchase Class A ordinary shares prior to our initial Business Combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial Business Combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon and who vote at a shareholder meeting, are voted in favor of the Business Combination. As a result, in addition to our initial shareholders’ Founder Shares, we would need 7,498,218, or 37.5% (assuming all issued and outstanding shares are voted), or 1,249,703, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 19,995,246 public shares sold to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. In addition, in the event the A Anchor Investors vote all the 4,000,000 Class A ordinary shares underlying the 4,000,000 Units acquired in the Initial Public Offering in favor of our initial Business Combination, then we would need only 2,919,306 Class A ordinary shares in addition to the A Anchor Investors’ Class A ordinary shares, or 14.6% of the 19,995,246 public shares sold to be voted in favor of our initial Business Combination in order to have our initial Business Combination approved (assuming all outstanding shares are voted). In the event that both the A Anchor Investors and B Anchor Investors vote their underlying Class A ordinary shares in favor of our initial Business Combination, then we would not require any of the other public shares sold to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. Our Sponsor, each member of our management team, and each A Anchor Investors, have agreed to vote their Founder Shares and public shares in favor of our initial Business Combination. The B Anchor Investors have agreed to vote their Founder Shares in favor of our initial Business Combination. Accordingly, if we seek shareholder approval of our initial Business Combination, the agreement by our Sponsor, each member of our management team, and the Anchor Investors, to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such initial Business Combination. In the event that the Anchor Investors vote their underlying Class A ordinary shares in favor of our initial Business Combination, then we would need 2,919,306 or 14.6% (assuming all issued and outstanding shares are voted) of the 19,995,246 public shares sold or none of the 19,995,246 public shares sold (assuming only the minimum number of shares representing a quorum are voted) to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. In addition to this, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a Business Combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial Business Combination. If we are able to consummate an initial Business Combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, we may be required to not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 so that we do not then become subject to the SEC’s “penny stock” rules or in order to satisfy a minimum cash or maximum redemption requirement that may be contained in the agreement relating to our initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause us to not satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial Business Combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful is increased. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial Business Combination within twenty-four months after the closing of the Initial Public Offering may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must consummate an initial Business Combination within twenty-four (24) months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

In July 2021, the SEC charged a SPAC for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the SPAC and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our sponsor will not become subject to regulatory actions related to such efforts.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

The COVID-19 pandemic has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 or other events restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 variants and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern (such as terrorist attacks, global hostilities, natural disasters or a significant outbreak of other infectious diseases) continue for a prolonged period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

Global or regional conditions may adversely affect our business and our ability to find an attractive target business with which to consummate our initial Business Combination.

Adverse changes in global or regional economic conditions periodically occur, including recession or slowing growth, changes, or uncertainty in fiscal, monetary or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses, increases in unemployment and lower consumer confidence and spending. Adverse changes in economic conditions can harm global business and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination. Such adverse changes could result from geopolitical and security issues, such as armed conflict and civil or military unrest, political instability, human rights concerns and terrorist activity, catastrophic events such as natural disasters and public health issues (including the COVID-19 pandemic), supply chain interruptions, new or revised export, import or doing-business regulations, including trade sanctions and tariffs or other global or regional occurrences.

In particular, in response to Russia’s recent invasion of  Ukraine, the United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. This rising conflict and the resulting market volatility could adversely affect global economic, political and market conditions. Additionally, tensions between the United States and China have led to increased tariffs and trade restrictions. The United States has imposed economic sanctions on certain Chinese individuals and entities and restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. These and other global and regional conditions may adversely impact our business and our ability to find an attractive target businesses with which to consummate our initial Business Combination.

We may not be able to consummate an initial Business Combination within twenty-four months after the closing of the Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and consummate an initial Business Combination within 24 months after the closing of the Initial Public Offering. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the equity and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not consummated an initial Business Combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.10 per public share, or less than $10.10 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per public share” and other risk factors herein.

If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or warrants in such transactions.

In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Business Combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within twenty-four (24) months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business within twenty-four (24) months from the closing of the Initial Public Offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if we have not consummated an initial Business Combination within twenty-four (24) months from the closing of the Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You are not entitled to protections normally afforded to investors of many other blank check companies.

We are exempt from certain rules promulgated by the SEC related to certain blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have a significant experience with completing Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial Business Combination in conjunction with a shareholder vote or via a tender offer, it will potentially reduce the resources available to us for our initial Business Combination. Target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “Risk Factors—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

Question

The warrants are accounted for as liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in profit or loss, which may have an adverse effect on the market price of our securities or may make it more difficult for the Company to consummate an initial Business Combination.

We account for both the public and Private Placement Warrants as derivative liabilities. At each reporting period and upon certain events that may impact the price of the instruments (such as the initial Business Combination), (i) the warrants may no longer be recognized as liabilities if and when the obligation specified in the contract is discharged or cancelled or expires, and (ii) the fair value of the warrants will be remeasured and the change in the fair value will be recorded as a net gain or loss in the statement of comprehensive income. In the absence of a quoted market price for the warrants we may use a valuation model to estimate fair value. The share price of the Class A ordinary shares represents a significant input that impacts the fair value of the warrants and all else being equal, as the price of Class A ordinary shares increase the amount of the warrant liability will increase. Additional factors that will impact the valuation model include volatility, discount rates and stated interest rates. As a result, the statement of financial position and the profit or loss in the statement of comprehensive income will fluctuate, based on various factors, such as the share price of the Class A ordinary shares, many of which are outside of our control. In addition, we may change the underlying assumptions used in the valuation model, which could result in significant fluctuations in our profit or loss. If the Class A ordinary share price is volatile, we expect that we will recognize non-cash gains or losses on the warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on profit or loss may have an adverse effect on the market price of the Class A ordinary shares. In addition, potential target companies or businesses may seek to complete a Business Combination with a special purpose acquisition company that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial Business Combination with a target company or business.

Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per public share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not consummated an initial Business Combination within twenty-four (24) months from the closing of the Initial Public Offering, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.10 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement, our Sponsor agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.10 per public share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial Business Combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as a voidable performance either as a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial Business Combination.

In accordance with the NYSE corporate governance requirements, we are not required to hold a general meeting until one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to elect directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first general meeting) serving a three-year term. As holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors prior to consummation of our initial Business Combination. In addition, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason.

Because we are neither limited to evaluating a target business in a particular industry, sector or geographic area nor any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue Business Combination opportunities with an operating company of any size (subject to our satisfaction of the 80% of net assets test) and in any industry, sector or geographic area, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries or sectors that may or may not be outside of our management’s area of expertise.

We will consider a Business Combination outside of our management’s area of expertise if a Business Combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a Business Combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our initial Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and, as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We are not required to obtain an opinion regarding fairness from an independent accounting or investment banking firm, and, consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm that is a member of FINRA that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial Business Combination.

We may engage the underwriters from our Initial Public Offering or any of their affiliates to provide additional services to us. The underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial Business Combination. These financial incentives may cause the underwriters to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering.

We may engage the underwriters from our Initial Public Offering or any of their affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters or any of their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial Business Combination. The fact that the underwriters or any of their affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.

Any due diligence in connection with an initial Business Combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The due diligence undertaken with respect to a potential initial Business Combination may not reveal all relevant facts that may be necessary to evaluate such transaction or to formulate a business strategy. Furthermore, the information provided during due diligence may not be adequate or accurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential initial Business Combination, and these judgments may be inaccurate.

Due diligence conducted in connection with an initial Business Combination may not result in the initial Business Combination being successful. If the due diligence investigation fails to identify material information regarding an opportunity, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an initial Business Combination, our company may subsequently incur substantial impairment charges or other losses.

In addition, following an initial Business Combination, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred that could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that we may be required to not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 so that we do not then become subject to the SEC’s “penny stock” rules or in order to satisfy a minimum cash or maximum redemption requirement that may be contained in the agreement relating to our initial Business Combination. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceeds the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, blank check companies have, in the past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support.

In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds, extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 65% of the number of the then outstanding Private Placement Warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within twenty-four (24) months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through the Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the Private Placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial Business Combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our Sponsor and its permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, the A Anchor Investors, our executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within twenty-four (24) months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants available to us prove to be insufficient, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

We may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek Business Combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the Business Combination may not be as successful as we anticipate.

To the extent we complete our initial Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our Business Combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

As the number of special purpose acquisition companies evaluating targets increases, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target or to consummate an initial Business Combination.

In recent years, and in particular in recent months, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial Business Combination, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many special acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target and to consummate an initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, equity market valuations, geopolitical tensions, or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial Business Combination, and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We may choose to incur substantial debt to complete our initial Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one Business Combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business that may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial Business Combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous financial, economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

Risks Relating to our Securities

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.10 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.10 per share. Negative interest rates could also reduce the amount of funds we have available to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

●	each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within twenty-four (24) months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial Business Combination within twenty-four (24) months from the closing of the Initial Public Offering, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we do not restrict our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination, and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on the NYSE. In order to continue listing our securities on the NYSE prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders).

Additionally, our Units will not be traded after completion of our initial Business Combination and, in connection with our initial Business Combination, we will be required to demonstrate compliance with the applicable exchange’s initial listing requirements, which are more rigorous than continued listing requirements, in order to continue to maintain the listing of our securities.

For instance, in order for our shares to be listed upon the consummation of our Business Combination, at such time our share price would generally be required to be at least $4.00 per share, our total market capitalization would be required to be at least $200.0 million, the aggregate market value of publicly held shares would be required to be at least $100.0 million and we would be required to have at least 400 round lot shareholders. We cannot assure you that we will be able to meet those listing requirements at that time.

If any of our securities are delisted from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A ordinary shares and warrants currently qualify as covered securities under the statute. Although the states are pre-empted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities, which may negatively impact our ability to consummate our Initial Business Combination.

The nominal purchase price paid by our Sponsor and the Anchor Investors for the Founder Shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial Business Combination.

Our Units were sold in the Initial Public Offering at a price of $10.00 per unit and the amount in our Trust Account was $10.10 per public share, implying an initial value of $10.10 per public share. However, prior to the Initial Public Offering, our Sponsor and the Anchor Investors paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.005 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial Business Combination, when the Founder Shares are converted into public shares. For example, the following table shows the dilutive effect of the Founder Shares on the implied value of the public shares upon the consummation of our initial Business Combination assuming that our equity value at that time is $201,951,985, which is the amount we would have for our initial Business Combination in the Trust Account, no interest is earned on the funds held in the Trust Account, and no public shares are redeemed in connection with our initial Business Combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the Business Combination transaction costs (including payment of $6,998,336 of deferred underwriting commissions), any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our ordinary shares would have an implied value of $8.08 per share upon consummation of our initial Business Combination, which is a 20% decrease as compared to the initial implied value per public share of $10.10.

Public shares	19,995,246
Founder Shares	4,998,811
Total shares	24,994,057
Total funds in trust available for initial Business Combination	$201,951,985
Initial implied value per public share	$10.10
Implied value per share upon consummation of initial Business Combination	$8.08

Note that redemptions of our public shares in connection with our initial Business Combination would further reduce the implied value of our ordinary shares. For instance, in the example above, if 50% of the public shares were redeemed in connection with our initial Business Combination, the implied value per ordinary share would be $6.73.

The value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

Upon the closing of the Initial Public Offering and partial exercise of the over-allotment option, our Sponsor and the Anchor Investors have invested in us an aggregate of $9,023,574, comprised of the $25,000 purchase price for the Founder Shares and the $8,998,574 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our initial Business Combination, the 4,998,811 Founder Shares would have an aggregate implied value of $40,390,393. Even if the trading price of our ordinary shares were as low as $2.01 per share, and the Private Placement Warrants are worthless, the value of the Founder Shares would approximately be equal to the Sponsor’s and Anchor Investors’ initial investment in us. As a result, our Sponsor and the Anchor Investors are likely to be able to make a substantial profit on their investment in us at a time when our public shares have lost significant value (whether because of a substantial amount of redemptions of our public shares or any other reason). Accordingly, our management team, which owns interests in our Sponsor, may be more willing to pursue a Business Combination with a riskier or less-established target business than would be the case if our Sponsor and the Anchor Investors had paid the same per share price for the Founder Shares as our public shareholders paid for their public shares.

We may issue additional Class A ordinary shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of December 31, 2021, there were 25,495,008 and 0 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance taking into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination as described herein and in our amended and restated memorandum and articles of association. As of December 31, 2021, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares in to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial Business Combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial Business Combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of public investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Unlike some other similarly structured blank check companies, our Sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial Business Combination.

The Founder Shares will automatically convert into our Class A ordinary shares at the time of our initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to our Sponsor, the A Anchor Investors, any of its or their affiliates or any members of our management team upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial Business Combination.

You will not be permitted to exercise your warrants unless we register and qualify the issuance of the underlying Class A ordinary shares or certain exemptions are available. Such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

Pursuant to terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than twenty (20) business days after the closing of our initial Business Combination, we will use our commercially reasonable efforts to file a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within sixty (60) business days after the closing of our initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus; the financial statements contained or incorporated by reference therein are not current, complete or correct; or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act, and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Class A ordinary shares included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants that were included as part of the Units. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 65% of the number of the then outstanding Private Placement Warrants. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sale price of Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial Business Combination.

We have issued warrants to purchase 8,750,000 of our Class A ordinary shares and 1,247,623 of our Class A ordinary shares, respectively, in connection with closing of the Initial Public Offering and partial exercise of the over-allotment option, at a price of $11.50 per whole share (subject to adjustment), as part of the Units and, simultaneously with the closing of the Initial Public Offering and partial exercise of the over-allotment option, we respectively issued in a Private Placement an aggregate of 8,250,000 Private Placement Warrants and 748,574 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Our initial shareholders currently hold 4,998,811 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. To the extent we issue Class A ordinary shares to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the Business Combination. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business. In addition, if the Sponsor, the A Anchor Investors, or its or their affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,500,000 Private Placement Warrants, at the price of $1.00 per warrant. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

To the extent we issue ordinary shares for any reason, including to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

So long as the Private Placement Warrants are held by our Sponsor, the A Anchor Investors or their permitted transferees, (i) they will not be redeemable by us for cash (except under certain limited exceptions), (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial Business Combination and (iii) they may be exercised by the holders on a cashless basis.

Because each Unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the Units may be worth less than Units of other blank check companies.

Each Unit contains one-half of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units, and only whole warrants will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose Units include one ordinary share and one whole warrant or a greater fraction of one whole warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a Business Combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to Units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if a Unit included one whole warrant or a greater fraction of one whole warrant to purchase one whole share.

Our management’s ability to require holders of our Public Warrants to exercise such Public Warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the Public Warrants than they would have received had they been able to exercise their public warrants for cash.

If we call our Public Warrants for redemption after the redemption criteria described elsewhere in this Annual Report have been satisfied, our management will have the option to require any holder that wishes to exercise its Warrant (including any warrants held by our sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his, her or its Warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our Company.

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

If (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the consummation of our initial Business Combination (net of redemptions), and (iii) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price applicable to our warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price applicable to our warrants will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial Business Combination only holders of our Class B ordinary shares, which have been issued to our Sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholder’s derivative action in a Federal court of the United States.

We have been advised by Maples and Calder, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Since only holders of our Founder Shares have the right to vote on the appointment of directors, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our Founder Shares have the right to vote on the appointment of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

If we have not consummated an initial Business Combination within 24 months from the closing of the Initial Public Offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our Trust Account.

If we have not consummated an initial Business Combination within twenty-four (24) months from the closing of the Initial Public Offering, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond twenty-four (24) months from the closing of the Initial Public Offering before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial Business Combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial Business Combination.

Prior to our initial Business Combination, only holders of our Founder Shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to our initial Business Combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial Business Combination.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you do not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial Business Combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty (20) business days of the closing of an initial Business Combination.

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

At or after the time of our initial Business Combination, our initial shareholders and their permitted transferees, can demand that we register the resale of the Class A ordinary shares into which Founder Shares are convertible, the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders or holders of working capital loans or their respective permitted transferees are registered.

We may reincorporate or re-domicile in, or transfer our tax residence to, another jurisdiction in connection with our initial Business Combination and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights. In addition, the effect of such reincorporation, re-domiciliation or change of tax residence may result in taxes being imposed on us or our shareholders or warrant holders.

In connection with our initial Business Combination, we may reincorporate or re-domicile in, or transfer our tax residence to, another jurisdiction or merge into a new entity in such jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the Cayman Islands or the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. In addition, the effect of such reincorporation, re-domiciliation, transfer of tax residence or merger, may result in taxes imposed on us or our shareholders or warrant holders.

Such transactions may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate, re-domicile, transfer our tax residence or merge. We do not intend to make any cash distributions to shareholders or warrant holders to pay any such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation, re-domiciliation, transfer of tax residence or merger.

Failure to maintain our status as tax resident solely in the Cayman Islands could adversely affect our financial and operating results

Our intention is that prior to our initial Business Combination we should be tax resident solely in the Cayman Islands. Continued attention must be paid to ensure that major decisions by the Company are not made from another jurisdiction, since this could cause us to lose our status as tax resident solely in the Cayman Islands. The composition of the Board, the place of residence of the individual members of the Board and the location(s) in which the Board makes decisions will all be important factors in determining and maintaining our tax residence in the Cayman Islands. If we were to be considered as tax resident within another jurisdiction, we may be subject to additional tax in that jurisdiction, which could negatively affect our financial and operating results, and/or our shareholders’ or warrant holders’ investment returns could be subject to additional or increased taxes (including withholding taxes).

Risks Relating to our Advisor and Management Team

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial Business Combination.

The officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs that may have a negative impact on our ability to complete our initial Business Combination. For a discussion of our executive officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another SDCL or blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

In addition, our Sponsor, officers and directors are, and/or may in the future become affiliated with other blank check companies or other entities that may have acquisition objectives that are similar to ours. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial Business Combinations, prior to us completing our initial Business Combination, and any such involvement my result in conflicts of interests as described above. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. SDCL as well as its or our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties or otherwise have an interest in, including SDCL, SDCL Funds, our Sponsor, their affiliates, or to certain other companies in which they or the foregoing persons have invested or which they have advised, and any other special purpose acquisition company in which they may become involved, including companies in industries we may target for our initial Business Combination. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to reasonably pursue.

In addition, SDCL directly or indirectly advises a significant number of SDCL Funds, portfolio companies and their affiliates that may compete with us for acquisition opportunities, and if pursued by them we may be precluded from pursuing such opportunities. Investment ideas generated within SDCL may be suitable for both us and for current or future SDCL Funds and may be directed to such SDCL Funds rather than to us. Such opportunities may outperform any businesses we acquire. Neither SDCL nor members of our management team who are also employed by or serve as directors of SDCL or SDCL Funds or their affiliates have any obligation to present us with any opportunity for a potential Business Combination of which they become aware, unless presented to such member solely in his or her capacity as an officer of the company.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance,” “Item 10, Directors, Executive Officers and Corporate Governance – Conflicts of Interest” and “Item 13 – Certain Relationships and Related Party Transactions – Support Services Agreement.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or executive officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. In particular, affiliates of our Sponsor may have invested in a diverse set of industries. As a result, there may be substantial overlap between companies that would be a suitable Business Combination for us and companies that would make an attractive target for such other affiliates.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See the section titled “Description of Securities—Certain Differences in Corporate Law—Shareholders’ Suits” for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance – Conflicts of Interest.” Our Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial Business Combination. Such entities may compete with us for Business Combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Members of our management team and companies affiliated thereof have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business.

Members of our management team have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, members of our management team and companies affiliated thereof have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business. Any such proceedings or investigations may be detrimental to our or their reputation or result in other negative consequences or damages, which could negatively affect our ability to identify and complete an initial Business Combination and may have an adverse effect on the price of our securities.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to public shares they may acquire during or after the Initial Public Offering), a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

Our initial shareholders hold 4,998,811 as of the date of this Annual Report, including 2,639,375 held by our Sponsor. On February 23, 2021, our Sponsor paid $25,000, or $0.003 per share, to cover certain of our offering costs in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. On July 14, 2021, the company repurchased 2,156,250 Founder Shares from our Sponsor for an aggregate consideration of $0.001 and subsequently cancelled the repurchased shares, resulting in a decrease in the total number of Class B ordinary shares outstanding to 5,031,250 shares. On October 8, 2021, our Sponsor sold 2,374,750 Founder Shares to the Anchor Investors (in an amount of 503,125 Founder Shares to each A Anchor Investor, 181,125 Founder Shares to each 3.6% B Anchor Investor, 201,250 Class B ordinary shares to each 4% B Anchor Investor, and 201,250 Class B ordinary shares to each Additional 4% B Anchor Investor) for an aggregate purchase price of $11,800 or approximately $0.005 per share. Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount contributed to the company by the number of Founder Shares issued. The Founder Shares will be worthless if we do not complete an initial Business Combination.

The Anchor Investors purchased 15,864,997 Units in the Initial Public Offering. In addition, the A Anchor Investors each purchased 899,857 Private Placement Warrants, and our Sponsor purchased 7,198,860 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant ($8,998,574 in the aggregate), in a Private Placement. If we do not consummate an initial Business Combination within twenty-four (24) months from the closing of the Initial Public Offering, the Private Placement Warrants will expire worthless.

The personal and financial interests of our Sponsor, executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the 24-month anniversary of the closing of the Initial Public Offering nears, which is the deadline for our consummation of an initial Business Combination.

Our management may not be able to maintain control of a target business after our initial Business Combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination so that the post-Business Combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-Business Combination company owns 50% or more of the voting securities of the target, our shareholders prior to our initial Business Combination may collectively own a minority interest in the post-Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Sponsor owns, on an as-converted basis, approximately 12.5% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial Business Combination. If our Sponsor purchases any Units or any additional Class A ordinary shares in the open market or in privately negotiated transactions, this would increase its control. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold a general meeting to elect new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial Business Combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial Business Combination.

After our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial Business Combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Our letter agreements with our initial shareholders, officers and directors may be amended without shareholder approval.

Our letter agreements with our initial shareholders, officers and directors contains provisions relating to, among other things, restrictions on transfer of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval. While we do not expect our board of directors to approve any amendment to the letter agreement prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreements. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. For a discussion of certain of our executive officers’ and directors’ other business endeavors, please see “Item 10. Directors, Executive Officers and Corporate Governance.” We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers.

The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial Business Combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future Business Combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;

●	rates of inflation, price instability and interest rate fluctuations;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	government appropriation of assets, regime changes and political upheaval;

●	terrorist attacks, natural disasters and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial Business Combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial Business Combination, any or all of our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the Business Combination could remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations.

After our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination and, if we effect our initial Business Combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial Business Combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial Business Combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a Business Combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

General Risk Factors

We are a recently incorporated company with no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a company recently incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

Past performance by any member or members of our management team or any of their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of any member or members of our management team and any of their respective affiliates including SDCL or SDCL Funds is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any Business Combination that we may consummate. You should not rely on the historical record of any member or members of our management team or any of their respective affiliates including SDCL or SDCL Funds as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management has no experience in operating special purpose acquisition companies.

Cyber incidents or cyberattacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or how such laws are interpreted or applied, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and governmental policies, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial owner of our units, Class A ordinary shares or warrants, that is (i) an individual citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source, or (iv) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) it has in effect under applicable U.S. Treasury regulations a valid election to be treated as a U.S. person, such beneficial owner (referred to herein as a “U.S. Holder”) may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements.

Our PFIC status for our taxable year ended December 31, 2021, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable year ended December 31, 2021, our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year.

If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” (or “QEF”) election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules to holders of our units, Class A ordinary shares and warrants.

We have made available on our website a PFIC Annual Information Statement to enable U.S. Holders to make a QEF election with respect to our taxable year ended December 31, 2021. If you are a U.S. Holder who held our shares at any point during your taxable year that includes December 31, 2021, you should consult your tax advisor regarding such a QEF election, and the procedures necessary to validly make and maintain such election. Our website can be found at https://www.sdcledge.com. The reference to our website is a textual reference only. Information contained in the website is not a part of, and is not incorporated by reference into, this Annual Report.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Furthermore, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, we may be unable to complete our initial Business Combination.

●	The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, assuming that our initial Business Combination is not completed during that time. We have incurred, and expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

●	Of the funds available to us, we could use a portion of the funds to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreement designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we enter into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “Risk Factors—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

●	In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

●	The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-Business Combination’s ability to attract and retain qualified officers and directors.

●	In addition, after completion of any initial Business Combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-Business Combination entity and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

Item 1.B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our executive offices at 1120 Avenue of the Americas, 4th Floor, New York, New York 10036. The cost for our use of this space is included in the $20,000 per month fee we pay to an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

None.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Units began trading on the New York Stock Exchange LLC on October 29, 2021. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant to purchase one Class A ordinary share. On December 17, 2021, we announced that holders of the Units may elect to separately trade the Class A ordinary shares and redeemable warrants included in the Units commencing on December 20, 2021. Any Units not separated continue to trade on the New York Stock Exchange LLC under the symbol “SEDA.U” Any underlying Class A ordinary shares and redeemable warrants that were separated trade on the NYSE under the symbols “SEDA” and “SEDA.WS,” respectively.

(b)	Holders

As of March 26, 2022, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded Class A ordinary shares, and approximately four holders of record of our redeemable warrants.

(c)	Dividends

We have not paid any cash dividends on our Class A ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

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

Founder Shares

On February 23, 2021, our Sponsor was issued 7,187,500 Class B ordinary shares (the “Founder Shares”) for an aggregate of $25,000 paid to cover certain expenses on our behalf. On July 14, 2021, we repurchased 2,156,250 Founder Shares from our Sponsor for an aggregate consideration of $0.001, resulting in an aggregate of 5,031,250 Founder Shares outstanding. The Founder Shares included an aggregate of up to 656,250 Class B ordinary shares subject to repurchase by our Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the holders of the Founder Shares will own, on an as-converted basis, 20% of our issued and outstanding shares after the Initial Public Offering. Following the partial exercise of the underwriters’ over-allotment option on November 16, 2021, 32,439 Founder Shares were repurchased and cancelled by us. No other Founder Shares remain subject to forfeiture.

Our Sponsor has agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned, or sold until the earlier of (i) one year after the completion of a Business Combination or (ii) subsequent to an initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

The A Anchor Investors purchased a total of 4,000,000 Units in the Initial Public Offering at the offering price of $10.00 per Unit. In addition to the A Anchor Investors, two qualified institutional buyers or accredited investors not affiliated with the Company, our Sponsor, our directors or any member of management (the “3.6% B Anchor Investors”), purchased 1,575,000 Units each in the Initial Public Offering at the offering price of $10.00 per Unit, three qualified institutional buyers or accredited investors not affiliated with the Company, our Sponsor, our directors or any member of management (the “4.0% B Anchor Investors”), purchased 1,749,999 Units each in the Initial Public Offering at the offering price of $10.00 per Unit, and two qualified institutional buyers or accredited investors not affiliated with the Company, our Sponsor, our directors or any member of management (the “Additional 4.0% B Anchor Investors” and, together with the 3.6% B Anchor Investors and the 4.0% B Anchor Investors, the “B Anchor Investors”), purchased 1,732,500 Units each in the Initial Public Offering at the offering price of $10.00 per Unit, or an aggregate of 15,864,997 Units for all anchor investors (the “Anchor Investors” which includes the A Anchor Investors and the B Anchor Investors).

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

Pursuant to such Units, the Anchor Investors have not been granted any shareholder or other rights in addition to those afforded to our other public shareholders. Further, the Anchor Investors are not required to (i) hold any Units, Class A ordinary shares or warrants they purchased in the Initial Public Offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of the Business Combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of the Business Combination. The Anchor Investors have the same rights to the funds held in the Trust Account with respect to the Class A ordinary shares underlying the Units they purchased in the Initial Public Offering as the rights afforded to our other public shareholders.

Each Anchor Investor has entered into separate investment agreements with us and our Sponsor. The A Anchor Investors purchased 503,125 Founder Shares each, or an aggregate of 1,006,250 Founder Shares, from our Sponsor for a purchase price of $2,500 each, or an aggregate of $5,000, at the closing of the Initial Public Offering. The 3.6% B Anchor Investors purchased 181,125 Founder Shares each, or an aggregate of 362,250 Founder Shares, from our Sponsor for a purchase price of $900 each, or an aggregate of $1,800, at the closing of the Initial Public Offering. The 4.0% B Anchor Investors purchased 201,250 Founder Shares each, or an aggregate of 603,750 Founder Shares, from our Sponsor for a purchase price of $1,000 each, or an aggregate of $3,000, at the closing of the Initial Public Offering. The Additional 4.0% B Anchor Investors purchased 201,250 Founder Shares each, or an aggregate of 402,500 Founder Shares from our Sponsor for a purchase price of $1,000 each, or an aggregate of $2,000, at the closing of the Initial Public Offering (or an aggregate of 2,374,750 Founder Shares for all Anchor Investors for a total combined purchase price of $11,800). Pursuant to the investment agreements, the Anchor Investors have agreed to (a) vote any Founder Shares held by them in favor of the Business Combination and (b) subject any Founder Shares held by them to the same lock-up restrictions as the Founder Shares held by our Sponsor and independent directors.

Due to the partial exercise of the over-allotment option by the underwriters on November 16, 2021, we repurchased and cancelled 32,439 Founder Shares, which included 3,244 Founder Shares from each A Anchor Investor (or an aggregate of 6,488 Founder Shares), 1,168 Founder Shares from each 3.6% B Anchor Investor (or an aggregate of 2,336 Founder Shares), 1,298 Founder Shares from each 4.0% B Anchor Investor, (or an aggregate of 3,894 Founder Shares), 1,298 Founder Shares from each Additional 4.0% B Anchor Investor, (or an aggregate of 2,596 Founder Shares), and 17,125 Founder Shares from our Sponsor.

We estimated the fair value of the Founder Shares attributable to the Anchor Investors to be $18,969,890 or $8.04 per share. The excess of the fair value of the Founder Shares sold over the purchase price of $11,725 (or $0.005 per share) was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed immediately in the statement of operations. Offering costs allocated to the Public Shares were charged to shareholders’ deficit upon the completion of the Initial Public Offering.

Private Placements

Simultaneously with the closing of the Initial Public Offering, our Sponsor and A Anchor Investors purchased an aggregate of 8,250,000 warrants at a price of $1.00 per Private Placement Warrant ($8,250,000 in the aggregate). Simultaneously with the closing of the exercise of the over-allotment option, we consummated the sale of 748,574 Over-Allotment Warrants at a purchase price of $1.00 per warrant in a Private Placement to our Sponsor and A Anchor Investors, generating gross proceeds of $748,574, for an aggregate total of $8,998,574 in gross proceeds from the sale of the Private Placement Warrants and Over-Allotment Warrants. Each Private Placement Warrant and Over-Allotment Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants and Over-Allotment Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

These issuance were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On November 2, 2021, we consummated our Initial Public Offering of 17,500,000 Units at $10.00 per Unit, generating gross proceeds of $175,000,000. Goldman Sachs & Co. LLC and BofA Securities, Inc acted as the joint book-running managers in the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-254238). The SEC declared the registration statement effective on October 28, 2021.

Simultaneously with the closing of the Initial Public Offering, our Sponsor and A Anchor Investors purchased an aggregate of 8,250,000 warrants at a price of $1.00 per Private Placement Warrant ($8,250,000 in the aggregate). Simultaneously with the partial exercise of the over-allotment option, we consummated the sale of 748,574 Over-Allotment Warrants at a purchase price of $1.00 per warrant in a Private Placement to our Sponsor and A Anchor Investors, generating gross proceeds of $748,574, for an aggregate total of $8,998,574 in gross proceeds from the sale of the Private Warrants and Over-Allotment Warrants. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

In connection with the Initial Public Offering, we incurred transaction costs of approximately $32,005,743 (including underwriting discounts of $3,999,049, deferred underwriting commissions of approximately $6,998,336 in the aggregate, $18,958,165 for the excess fair value of Founder Shares attributable to the Anchor Investors as otherwise detailed herein, and $2,050,193 in other offering costs). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, following the closing of the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Warrants, an amount of $201,951,985 ($10.10 per Unit) was placed in a Trust Account and invested as described elsewhere in this Annual Report on Form 10-K.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in our final prospectus related to the Initial Public Offering. For a description of the use of the proceeds generated from the Initial Public Offering, see “Item 1. Business.”

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Annual Report to “we,” “us” or the “Company” refer to SDCL EDGE Acquisition Corporation References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to SDCL EDGE Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 16, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering (defined below) and the sale of the private placement warrants, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on October 28, 2021. On November 2, 2021, we consummated our Initial Public Offering of 17,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $175,000,000. On November 16, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,495,246 Units (the “Over-Allotment Units”), generating gross proceeds of $24,952,460 (and aggregate gross proceeds of $199,952,460). The underwriters are entitled to a deferred underwriting fee of $6,998,336 in the aggregate ($0.35 per Unit).

Upon the closing of our Initial Public Offering, the exercise of the over-allotment option by the Underwriters and the Private Placements (as defined below), $192,953,411 ($10.00 per Unit) of the net proceeds of our Initial Public Offering and the exercise of the over-allotment option by the Underwriters and $8,998,574 of the proceeds of the Private Placements, for an aggregate of $201,951,985, was held in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and is to be invested in United States government treasury bills maturities of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act 1940, as amended, or the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 16, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in our Trust Account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 16, 2021 (inception) through December 31, 2021, we had net income of $5,875,399, which resulted from a gain on change in the fair value of warrant liabilities of $9,118,176, offset in part by expensed offering costs of $2,429,624 and operating and formation costs of $813,153.

Liquidity and Capital Resources

For the period from February 16, 2021 (inception) through December 31, 2021, net cash used in operating activities was $963,284, which was due to a non-cash gain on the change in fair value of warrant liabilities of $9,118,176, changes in working capital of $612,076, offset in part by our net income of $5,875,399, share-based compensation expense of $461,945 and expensed offering costs of $2,429,624.

For the period from February 16, 2021 (inception) through December 31, 2021, net cash used in investing activities of $201,951,985 was the result of the amount of net proceeds from our Initial Public Offering and the partial exercise of the over-allotment option being deposited to the Trust Account.

For the period from February 16, 2021 (inception) through December 31, 2021 net cash provided by financing activities of $204,281,822 was comprised of proceeds from the issuance of units in the Initial Public Offering and the partial exercise of the over-allotment option, net of underwriter’s discounts paid of $195,953,412, proceeds from the issuance of warrants in a private placement to our Sponsor of $8,998,574, proceeds from the sale of Class B ordinary shares to our Sponsor of $25,000, payment of legal expenses by the Sponsor and proceeds from short-term loan from the Sponsor of $66,017, and proceeds from the issuance of promissory note to related party of $300,000, offset by the payment of $761,181 for offering costs associated with the Initial Public Offering, and repayment of promissory note of $300,000.

On November 2, 2021, the Company consummated the Initial Public Offering of 17,500,000 Units, at $10.00 per Unit, generating gross proceeds of $175,000,000.

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

The Company had granted the underwriters in the Initial Public Offering (the “Underwriters”) a 45-day option to purchase up to 2,625,000 additional Units to cover over-allotments, if any. On November 16, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,495,246 Over-Allotment Units, generating gross proceeds of $24,952,460, and incurred $499,049 in cash underwriting fees.

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

As of December 31, 2021, we had cash of $1,366,553 held outside the Trust Account. We will use the proceeds from the Initial Public Offering held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and public warrants that may be issued upon conversion of the working capital loans (the “Working Capital Loans”) (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination. The Company bears the expenses incurred in connection with the filing of any such registration statements.

Promissory Notes - Related Party

On February 23, 2021, the Company issued an unsecured promissory note, as amended on March 7, 2021 and September 30, 2021, to our Sponsor (the “Promissory Note”), pursuant to which the Company received proceeds of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $300,000 was repaid at the closing of the Initial Public Offering on November 2, 2021.

Underwriters Agreement

In connection with the Initial Public Offering, the underwriters were granted a 45-day option from the date of the Initial Public Offering to purchase up to 2,625,000 additional Units to cover over-allotments. On November 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 2,495,246 Units at an offering price of $10.00 per Unit, generating additional gross proceeds of $24,952,460 to the Company.

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

Administrative Support Agreement

On October 28, 2021, the Company entered into an agreement to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of an initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the period from February 16, 2021 (inception) through December 31, 2021, $38,710 of administrative support expenses were incurred.

Investment Advisory Agreement

On October 28, 2021, the Company and the Sponsor entered into an agreement with Sustainable Development Capital LLP (the “Advisor”), a London-based investment firm and affiliate of the Company and Sponsor, whereby the Advisor agreed to provide administrative, consulting, and other services to affect the Company’s initial Business Combination. In consideration of the services performed: (1) the Company and Sponsor shall procure the transfer of the legal and beneficial title to at least 659,844 Founder Shares, or at the sole election of the Sponsor, the payment of an amount equal to the cash value (as determined as of the date of such payment) of such number of Founder Shares, to the Advisor immediately prior to the winding up and liquidation of the Sponsor, or such other date as shall be agreed in writing between the Sponsor and Advisor; and (2) the Sponsor shall pay to the Advisor the sum of $20,000 per month as an ongoing advisory fee subject to the terms and conditions of the Investment Advisory Agreement (the “Advisory Agreement”). The compensation expense related to the above Founder Share transfer of 659,844 shares is amortized on a straight-line basis from the Grant Date of October 28, 2021 (the date at which the Investment Advisory Agreement was signed, and the date at which all parties reached a mutual understanding of the key terms and conditions of the share-based payment) to November 2, 2023 (the date at which the combination period for the Company’s initial business combination expires). Such Advisory Agreement is accounted for under ASC 718, Compensation – Stock Compensation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The immediate re-measurement of the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the net income per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option, and private placement to purchase an aggregate of 18,996,197 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income per share is the same as basic income per share for the period presented.

Class A Ordinary Shares subject to possible redemption

All of the 19,995,246 Class A ordinary shares sold as part of the Units in the Initial Public Offering and the partial exercise of the over-allotment option contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

Share-Based Compensation

Share-based compensation is accounted for based on the requirements of ASC 718, Compensation–Stock Compensation (“ASC 718”), which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee, non-employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, non-employee and director services received in exchange for an award based on the grant-date fair value of the award. For the period from February 16, 2021 (inception) to December 31, 2021 the Company recognized $461,945 of share-based compensation related to 659,844 Founder Shares to be transferred to Sustainable Development Capital LLP for certain services performed per the Investment Advisory Agreement.

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

Critical Accounting Estimates

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering and exercise of the over-allotment (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants after detachment from the Units issued in the Initial Public Offering is classified as Level 1 due to the use of an observable market quote in an active market under the ticker SEDA.WS. The Company utilizes a Monte Carlo Simulation model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo Simulation model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 in 2021. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the fiscal year ended December 31, 2021.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7.A. Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

SDCL EDGE ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

SDCL EDGE Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of SDCL EDGE Acquisition Corporation (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from February 16, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 16, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Boston, MA
April 7, 2022

SDCL EDGE ACQUISITION CORPORATION

BALANCE SHEET

DECEMBER 31, 2021

ASSETS
Current assets:
Cash	$1,366,553
Prepaid insurance and other prepaid expenses	427,481
Total current assets	1,794,034
Prepaid insurance - noncurrent	343,952
Cash held in trust account	201,951,985
TOTAL ASSETS	$204,089,971

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,554
Accrued expenses	153,803
Accrued offering costs	1,289,149
Due to Sponsor	66,017
Total current liabilities	1,514,523

Warrant liabilities	9,498,099
Deferred underwriting fee payable	6,998,336
Total Liabilities	18,010,958

Commitments (Note 6)
Class A ordinary shares subject to possible redemption; 19,995,246 shares at redemption value at $10.10 per share	201,951,985

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 19,995,246 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,998,811 issued and outstanding	500
Additional paid-in capital	—
Accumulated deficit	(15,873,472)
Total Shareholders’ Deficit	(15,872,972)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$204,089,971

The accompanying notes are an integral part of these financial statements.

SDCL EDGE ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 16, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Operating and formation costs	$813,153
Loss from operations	(813,153)
Other income (expense)
Expensed offering costs	(2,429,624)
Change in fair value of warrant liabilities	9,118,176
Net income	$5,875,399

Basic and diluted weighted average shares outstanding, Class A Ordinary Shares	3,599,956
Basic and diluted net income per share, Class A Ordinary Shares	$0.74
Basic and diluted weighted average shares outstanding, Class B Ordinary Shares	4,307,335
Basic and diluted net income per share, Class B Ordinary Shares	$0.74

The accompanying notes are an integral part of these financial statements.

SDCL EDGE ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 16, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at February 16, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	5,031,250	503	24,497	—	25,000
Share-based compensation	—	—	461,945	—	461,945
Excess of cash received over fair value of private placement warrants	—	—	179,971	—	179,971
Excess fair value of Founder Shares transferred to Anchor Investors	—	—	18,958,165	—	18,958,165
Re-measurement of Class A ordinary shares to redemption amount	—	—	(19,624,578)	(21,748,874)	(41,373,452)
Forfeiture of Class B ordinary shares upon exercise of over-allotment option(1)	(32,439)	(3)	—	3	—
Net income	—	—	—	5,875,399	5,875,399
Balance at December 31, 2021	4,998,811	$500	$—	$(15,873,472)	$(15,872,972)

(1)	Includes up to 656,250 Class B ordinary shares subject to repurchase by the Company if the over-allotment option is not exercised in full or in part by the underwriter. The underwriters partially exercised their over-allotment option on November 16, 2021. As a result of the underwriters’ partial exercise of the over-allotment option, the Company repurchased and cancelled 32,439 Founders Shares. No other Founder Shares remain subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

SDCL EDGE ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 16, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net income	$5,875,399
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	2,429,624
Share-based compensation	461,945
Change in fair value of warrant liabilities	(9,118,176)
Changes in operating assets and liabilities:
Prepaid insurance and other prepaid expenses	(771,433)
Accounts payable	5,554
Accrued expenses	153,803
Net cash used in operating activities	(963,284)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(201,951,985)
Net cash used in investing activities	(201,951,985)

Cash Flows from Financing Activities:
Proceeds from short-term loan from the Sponsor	66,017
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from issuance of promissory note to related party	300,000
Repayment of promissory note	(300,000)
Proceeds from initial public offering and exercise of over-allotment option, net of underwriter’s discount paid	195,953,412
Proceeds from sale of private placement warrants	8,998,574
Offering costs paid	(761,181)
Net cash provided by financing activities	204,281,822

Net change in cash	1,366,553
Cash - beginning of period	—
Cash - end of period	$1,366,553

Supplemental disclosure of noncash investing and financing activities:
Re-measurement of Class A ordinary shares subject to possible redemption to redemption value	$41,373,452
Excess fair value of Founder Shares attributable to Anchor Investors	$18,958,165
Deferred underwriting fee payable	$6,998,336
Forfeiture of Class B Founder Shares	$3
Accrued offering costs included in shares subject to possible redemption	$1,289,149

The accompanying notes are an integral part of these financial statements.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 16, 2021 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering.

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

On December 17, 2021, the Company announced that the holders of the Units sold in the Initial Public Offering may elect to separately trade the Class A ordinary shares and redeemable warrants included in the Units, commencing on December 20, 2021. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Any Unit not separated will continue to trade on the New York Stock Exchange LLC (the “NYSE”) under the symbol “SEDA.U”. Any underlying Class A Ordinary Shares and Public Warrants that are separated will trade on the NYSE under the symbols “SEDA” and “SEDA.WS” respectively. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Holders of Units will need to have their brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate such holders’ Units into Class A ordinary shares and Public Warrants.

Following the closing of the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Warrants, an amount of $201,951,985 ($10.10 per Unit) was placed in a trust account (the “Trust Account”) and will be invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Initial Public Offering; and (iii) absent an initial Business Combination within 24 months from the closing of the Initial Public Offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, the return of the funds held in the Trust Account to the Public Shareholders as part of the redemption of the Public Shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. If the Company is deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder the Company’s ability to complete a Business Combination. If the Company is unable to complete the initial Business Combination, the Company’s public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and the warrants will expire worthless.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

In addition, the Sponsor agreed to forfeit up to 656,250 Class B ordinary shares (the “Founder Shares”) to the extent that the over-allotment option was not exercised in full by the underwriters. As a result of the underwriters’ partial exercise of the over-allotment option, the Company repurchased and cancelled 32,439 Founders Shares. No other Founder Shares remain subject to forfeiture.

Transaction costs related to the issuances described above amounted to $32,005,743, consisting of $3,999,049 of underwriting fees, $6,998,336 of deferred underwriting fees, $18,958,165 for the excess fair value of founder shares attributable to the Anchor Investors (as described in Note 5), and $2,050,193 in other offering costs. In addition, at December 31, 2021, $1,366,553 of cash was held outside of the Trust Account and is available for working capital purposes.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association as then in effect, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders, Anchor Investors (as defined in Note 5), and management team have agreed to vote any Founder Shares held by them, and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

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
NOTES TO FINANCIAL STATEMENTS

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

Liquidity

As of December 31, 2021, the Company had $1,366,553 in cash held outside of the Trust Account and a working capital surplus of $279,511. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date these financial statements are issued and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Cash Held in Trust Account

At December 31, 2021, the Company held cash in the Trust Account of $201,951,985. The cash held in the Trust Account is to be invested in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gains (losses) on investments held in Trust Account in the accompanying statements of operations. Interest and dividend income on these securities is included in interest and dividend income on investments held in Trust Account in the accompanying statements of operations.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

All of the 19,995,246 Class A ordinary shares sold as part of the Units in the Initial Public Offering and the partial exercise of the over-allotment option contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

As of December 31, 2021, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$199,952,460
Less:
Proceeds allocated to Public Warrants	(9,797,808)
Issuance costs allocated to Class A ordinary shares	(29,576,119)
Plus:
Re-measurement of carrying value to redemption value	41,373,452
Class A ordinary shares subject to possible redemption	$201,951,985

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering (“SAB Topic 5A”). Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $32,005,743 as a result of the Initial Public Offering (consisting of a $3,999,049 underwriting discount, $6,998,336 of deferred underwriting fees, $18,958,165 of Anchor Investor offering costs, and $2,050,193 of other offering costs). The Company recorded $29,576,119 of offering costs as a reduction of temporary equity in connection with the shares of Class A ordinary shares included in the Units. The Company immediately expensed $2,429,624 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The immediate re-measurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the net income per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option, and private placement to purchase an aggregate of 18,996,197 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income per share is the same as basic income per share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the period from February 16, 2021 (inception) through December 31, 2021
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Net income	$2,674,896	$3,200,503

Denominator:
Basic and diluted weighted average ordinary shares outstanding	3,599,956	4,307,335
Basic and diluted net income per ordinary share	$0.74	$0.74

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

Share-Based Compensation

Share-based compensation is accounted for based on the requirements of ASC 718, Compensation–Stock Compensation (“ASC 718”), which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee, non-employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, non-employee and director services received in exchange for an award based on the grant-date fair value of the award. For the period from February 16, 2021 (inception) to December 31, 2021 the Company recognized $461,945 of share-based compensation related to 659,844 Founder Shares to be transferred to Sustainable Development Capital LLP for certain services performed per the Investment Advisory Agreement (See Note 5).

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

The Public Warrants and Private Placement Warrants are accounted for as a derivative instrument in accordance with ASC 815 and are presented as warrant liabilities on the balance sheet. The Public Warrants and Private Placement Warrants were measured at fair value at the Initial Public Offering and on a recurring basis, with subsequent changes in fair value to be recorded in the statement of operations.

Recent Accounting Standards

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 in 2021. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the fiscal year ended December 31, 2021.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on October 28, 2021. On November 2, 2021, the Company completed its Initial Public Offering of 17,500,000 Units, at $10.00 per Unit, generating gross proceeds of $175,000,000. Each Unit consists of one Class A ordinary share and one-half of one Public Warrant. Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7). On November 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 2,495,246 Over-Allotment Units, generating gross proceeds of $24,952,460, for an aggregate total of $199,952,460 in gross proceeds from the Initial Public Offering and closing of the exercise of the over-allotment option.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and A Anchor Investors purchased an aggregate of 8,250,000 warrants at a price of $1.00 per Private Placement Warrant ($8,250,000 in the aggregate). Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 748,574 Over-Allotment Warrants at a purchase price of $1.00 per warrant in a private placement to the Sponsor and A Anchor Investors, generating gross proceeds of $748,574, for an aggregate total of $8,998,574 in gross proceeds from the sale of the Private Warrants and Over-Allotment Warrants. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 23, 2021, the Sponsor was issued 7,187,500 Class B ordinary shares (the “Founder Shares”) for an aggregate of $25,000 paid to cover certain expenses on behalf of the Company. On July 14, 2021, the Company repurchased 2,156,250 Founder Shares from the Company’s Sponsor for an aggregate consideration of $0.001, resulting in an aggregate of 5,031,250 Founder Shares outstanding. The Founder Shares included an aggregate of up to 656,250 Class B ordinary shares subject to repurchase by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the holders of the Founder Shares will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Following the partial exercise of the underwriters’ over-allotment option on November 16, 2021, 32,439 Founder Shares were repurchased and cancelled by the Company. No other Founder Shares remain subject to forfeiture.

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

Due to the partial exercise of the over-allotment option by the underwriters on November 16, 2021, the Company repurchased and cancelled 32,439 Founder Shares, which included 3,244 Founder Shares from each A Anchor Investor (or an aggregate of 6,488 Founder Shares), 1,168 Founder Shares from each 3.6% B Anchor Investor (or an aggregate of 2,336 Founder Shares), 1,298 Founder Shares from each 4.0% B Anchor Investor, (or an aggregate of 3,894 Founder Shares), 1,298 Founder Shares from each Additional 4.0% B Anchor Investor, (or an aggregate of 2,596 Founder Shares), and 17,125 Founder Shares from the Company’s Sponsor. As a result 15,314 Founder Shares held by Anchor Investors were repurchased and canceled by the Company, resulting in an aggregate of 2,359,436 Founder Shares held by all Anchor Investors.

The Company estimated the fair value of the Founder Shares attributable to the Anchor Investors to be $18,969,890 or $8.04 per share. The excess of the fair value of the Founder Shares sold over the purchase price of $11,725 (or $0.005 per share) was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed immediately in the statement of operations. Offering costs allocated to the Public Shares were charged to shareholders’ deficit upon the completion of the Initial Public Offering.

Promissory Note - Related Party

On February 23, 2021, the Company issued an unsecured promissory note, as amended on March 7, 2021 and September 30, 2021, to our Sponsor (the “Promissory Note”), pursuant to which the Company received proceeds of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and was payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $300,000 was repaid at the closing of the Initial Public Offering on November 2, 2021.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

Due to Sponsor

Due to Sponsor consists of advances from the Sponsor to pay for offering costs and formation costs on behalf of the Company and are payable on demand.

Administrative Support Agreement

On October 28, 2021, the Company entered into an agreement to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the period from February 16, 2021 (inception) through December 31, 2021, $38,710 of administrative support expenses were incurred.

Investment Advisory Agreement

On October 28, 2021, the Company and the Sponsor entered into an agreement with Sustainable Development Capital LLP (the “Advisor”), a London-based investment firm and affiliate of the Company and Sponsor, whereby the Advisor agreed to provide administrative, consulting, and other services to affect the Company’s initial Business Combination. In consideration of the services performed: (1) the Company and Sponsor shall procure the transfer of the legal and beneficial title to at least 659,844 Founder Shares, or at the sole election of the Sponsor, the payment of an amount equal to the cash value (as determined as of the date of such payment) of such number of Founder Shares, to the Advisor immediately prior to the winding up and liquidation of the Sponsor, or such other date as shall be agreed in writing between the Sponsor and Advisor; and (2) the Sponsor shall pay to the Advisor the sum of $20,000 per month as an ongoing advisory fee subject to the terms and conditions of the Investment Advisory Agreement (the “Advisory Agreement”). The compensation expense related to the above Founder Share transfer of 659,844 is amortized on a straight-line basis from the Grant Date of October 28, 2021 (the date at which the Investment Advisory Agreement was signed, and the date at which all parties reached a mutual understanding of the key terms and conditions of the share-based payment) to November 2, 2023 (the date at which the combination period for the Company’s initial business combination expires). Such Advisory Agreement is accounted for under ASC 718, Compensation – Stock Compensation.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Company’s sponsor or an affiliate of the sponsor or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, it may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by the officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Company’s sponsor, its affiliates or the management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of December 31, 2021, there were no such loans outstanding.

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

Underwriting Agreement

In connection with the Initial Public Offering, the underwriters were granted a 45-day option from the date of the Initial Public Offering to purchase up to 2,625,000 additional Units to cover over-allotments. On November 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 2,495,246 Units at an offering price of $10.00 per Unit, generating additional gross proceeds of $24,952,460 to the Company.

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
NOTES TO FINANCIAL STATEMENTS

NOTE 7. WARRANTS

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2021, there were 19,995,246 Class A ordinary shares issued and outstanding, including 19,995,246 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On February 23, 2021, the Sponsor was issued 7,187,500 Class B ordinary shares for an aggregate of $25,000 paid to cover certain expenses on behalf of the Company. On July 14, 2021, the Company repurchased 2,156,250 Class B ordinary shares from the Sponsor for an aggregate consideration of $0.001 and subsequently cancelled the repurchased shares, resulting in an aggregate of 5,031,250 Class B ordinary shares outstanding. Following the partial exercise of the over-allotment option on November 16, 2021, an additional 32,439 Founder Shares were repurchased and cancelled by the Company. As of December 31, 2021, there were 4,998,811 Class B ordinary shares outstanding.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law.

The Class B ordinary shares and will automatically convert into the Company’s Class A ordinary shares at the time of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Company’s Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Company’s sponsor, the A Anchor Investors, the Company’s affiliates or any member of the management team upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Liabilities
Warrant liability – Public Warrants	$4,998,812	$4,998,812	—	—
Warrant liability – Private Placement Warrants	$4,499,287	—	—	$4,499,287
	$9,498,099	$4,998,812	—	$4,499,287

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker SEDA.WS. The quoted price of the Public Warrants was $0.50 per warrant as of December 31, 2021.

The Company utilizes a Monte Carlo simulation model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo Simulation model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants in the table above were transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2021 when the Public Warrants were separately listed and traded.

The following table provides the significant inputs to the Monte Carlo simulation model for the fair value of the Public Warrants:

At November 2, 2021 (Initial Measurement)
Stock price	$9.51
Exercise price	$11.50
Expected term (in years)	6.50
Volatility	15.0%
Risk-free rate	1.03%
Fair value	$0.98

SDCL EDGE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

The following table provides the significant inputs to the Monte Carlo simulation model for the fair value of the Private Placement Warrants:

	At November 2, 2021 (Initial Measurement)	At December 31, 2021
Stock price	$9.51	$9.74
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	6.50	6.34
Volatility	15.0%	8.3%
Risk-free rate	1.03%	1.37%
Fair value	$0.98	$0.50

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments:

Fair value at February 16, 2021 (inception)	$—
Initial measurement of Public Warrants and Private Placement Warrants as of November 2, 2021	16,660,000
Initial measurement of Public Warrants and Private Placement Warrants upon exercise of over-allotment on November 16, 2021	1,956,274
Change in fair value	(9,118,176)
Transfer of Public Warrants to Level 1 measurement	(4,998,812)
Fair value as of December 31, 2021	$4,499,287

The Company recognized gains in connection with changes in the fair value of the Public Warrants and Private Placement Warrants of $9,118,176, which comprise the change in fair value of warrant liabilities in the Statement of Operations for the period from February 16, 2021 (inception) through December 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9.A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9.B. Other Information.

None.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Jonathan Maxwell	47	Co-Chief Executive Officer and Director
Michael Feldman	47	Co-Chief Executive Officer
Ned Davis	76	Chief Financial Officer and Chief Operating Officer
Lolita Jackson, MBE	53	Director
William Kriegel	76	Director
Michael Naylor	57	Director
Ana Maria Machado Fernandes	58	Director

Jonathan Maxwell has served as Chairman and Co-Chief Executive Officer of SDCL EDGE Acquisition Corporation since March 2021. Mr. Maxwell is currently the Chief Executive Officer of SDCL, which he founded. He has 25 years’ experience in international finance, infrastructure and private equity and has overall responsibility for SDCL’s investment activities. Mr. Maxwell is chair of the Investment Committee for SEEIT (SEIT.LN), the first listed investment company of its kind to invest exclusively in the energy efficiency sector. He is also serves as a director of Ireland Energy Efficiency Investments Plc. Mr. Maxwell has advised and invested on behalf of a number of national governments as well as a wide range of institutional investors. Prior to establishing SDCL, Mr. Maxwell was at HSBC Infrastructure and managed the IPO of the HSBC Infrastructure Company Limited, the first main market, London Stock Exchange listed infrastructure investment company, which now has an enterprise value of over £3 billion. Mr. Maxwell has a degree in Modern History from Oxford University. We believe that Mr. Maxwell is well qualified to serve as a director because of his extensive experience in international finance, infrastructure and private equity.

Michael Feldman has served as Co-Chief Executive Officer SDCL EDGE Acquisition Corporation since October 2021. Mr. Feldman has 20 years of investing experience in infrastructure. Most recently, Mr. Feldman was a Managing Director and head of infrastructure for Sixth Street Partners (from 2013 to 2020), where he focused on opportunistic infrastructure investments. Prior to joining Sixth Street Partners, Mr. Feldman worked at Goldman Sachs and ultimately held the title of Managing Director. At Goldman Sachs, he was responsible for alternative energy investing within the Americas Special Situations Group. In these roles, Mr. Feldman has served on the boards of directors of numerous portfolio companies. His focus is on alternative/renewable and conventional energy in the form of private equity, corporate lending, project finance, and structured investing. Mr. Feldman received a B.A. in Computer Science from Columbia University. We believe Mr. Feldman is well qualified to serve as Co-CEO because of his extensive experience in energy investing.

Ned Davis has served as Chief Financial Officer and Chief Operating Officer SDCL EDGE Acquisition Corporation since March 2021. Mr. Davis has served as Chief Financial Officer and Chief Operating Officer of SDCL EE CO US LLC and Chief Financial Officer of New York Energy Efficiency Investments LLC since 2015. Mr. Davis has served as Managing Principal of Sustainable Development Capital LLC, a FINRA licensed Broker-Dealer since 2014. Prior to 2014, Mr. Davis served as the co-founder, Chief Investment Officer and Managing Principal of North River Capital LLC, a New York-based equity investment fund manager, from 2005 to 2014, and Taconic Capital Group Inc. a FINRA licensed research and investment banking broker-dealer from 1999 to 2010. Prior to 1999 Mr. Davis was a sell-side equity securities analyst and M&A investment banker for several Wall Street firms, including most recently Lazard Freres & Co. and Oppenheimer & Co. Mr. Davis holds licenses with FINRA as a Managing Principal, Securities Analyst, FIN-OP and Investment Banker. Mr. Davis received his M.B.A. from the Harvard University Business School, with distinction, and his B.A. from Williams College, cum laude. We believe that Mr. Davis is well qualified to serve in our management because of his extensive financial and business experience.

Lolita Jackson, MBE has served on the board of directors of SDCL EDGE Acquisition Corporation since May 2021. Ms. Jackson has been appointed as the Executive Director of Communications and Sustainable Cities at SDCL. Until recently, she served as the Special Advisor of Climate Policy and Programs in the NYC Mayor’s Office. Ms. Jackson was the climate diplomat for NYC, and administered activities with C40 and other global climate and resilience networks, as well as the UN and cities around the world. Ms. Jackson was also part of the team responsible for OneNYC, NYC’s overall resilience plan, and has held numerous positions within the NYC Mayor’s Office over a 15-year period, including Director of External Affairs for the Special Initiative for Rebuilding and Resiliency, which produced NYC’s post-Hurricane Sandy resiliency plan A Stronger, More Resilient New York, Director of External Affairs of the Housing Recovery Office, Director of Special Projects, where she was in charge of operational city agencies for the Second Avenue Subway and Barclays Center projects, and Manhattan Director of Community Affairs. Prior to her career in government, Ms. Jackson worked at Morgan Stanley for 12 years and was Vice President for Morgan Stanley Investment Management responsible for a $10 billion product line. Ms. Jackson is the immediate past Chairman of the Royal Society of Arts US, US Advisory Board Chairman of the British American Project, a Trustee Emerita of the Children’s Aid Society, a Trustee of the National Jazz Museum in Harlem, President of the Penn Class of 1989, and a fellow of the US-Japan Leadership Program. Ms. Jackson is a 2020-21 Visiting Fellow of Penn Perry World House, a globally focused think tank. Ms. Jackson studied Applied Science concentrating in Chemical Engineering and is an alumna of the University of Pennsylvania. We believe that Ms. Jackson is well qualified to serve as a director because of her extensive experience in climate policy and government affairs.

William Kriegel has served on the board of directors of the SDCL EDGE Acquisition Corporation since May 2021. Mr. Kriegel is currently Chairman of the Board of K Road Management, LLC with an outstanding track record of shareholder value creation over a 45 year career. Previously Mr. Kriegel was Chairman of the Board of Sithe Energies, a company he founded. Mr. Kriegel was also a co-founder of the National Independent Energy Producers (the “NIEP”), a Washington, D.C. based entity established to represent the independent power producing industry. Mr. Kriegel has served in various leadership and board positions at several energy water and waste management companies, including Aqua Alliance, Vivendi North America and Montenay International. He also serves on the Local Executive Board at the University of Montana-Western and is a board member of The University of Montana Western Foundation. We believe that Mr. Kriegel is well qualified to serve as a director because of his extensive experience energy experience.

Ana Maria Machado Fernandes has served on the board of directors of the SDCL EDGE Acquisition Corporation since May 2021. Mrs. Fernandes is currently a Director at Caixa Geral de Depósitos, the largest Portuguese Bank and a Director at BCI – Banco Comercial e de Investimentos (Mz). Previously, Mrs. Fernandes served on the board of directors for EDP Energias de Portugal Sa (2006-2012) and GALP Energia (Oil & Gas) (2000-2006) and was executive CEO of GALP Power, a subsidiary of GALP Energia for developing projects related to wind, cogeneration and one of the first CCGT’s in Portugal (2004-2006). From 1998 until 2000, Mrs. Fernandes was a business strategy and portfolio senior manager for Gas de Portugal. Mrs. Fernandes was also a board member of several companies of Banco de Fomento e Exterior, and, after it was acquired by Banco Português de Investimento, she assumed responsibilities at the corporate finance department as leader of an investment banking team and director of the bank (1995-1998). From 1989 until 1994 she was a senior financial analyst and director at Efisa – Sociedade de Investimento, S.A., the Portuguese arm of SG Warburg, later Banco Efisa. Mrs. Fernandes is a member of the Advisory Board of the Science and Technology Faculty of Universidade Nova de Lisboa (appointed 2018) and a past Director of COTEC (2008-2011), an innovation body sponsored by the Portuguese Presidency. Mrs. Fernandes holds a degree in economics and a post-graduate degree in international finance both from the economy faculty at Universidade do Porto. She has an MBA from Universidade do Porto/Universidade Nova de Lisboa. We believe that Mrs. Fernandes is well qualified to serve as a director because of her extensive experience advising boards of directors and her experience in the energy sector.

Michael Naylor has served on the board of directors of the SDCL EDGE Acquisition Corporation since May 2021. Mr. Naylor is Chairman of the Board of Jupiter Green Investment Trust plc, a company listed on the Main Market of the London Stock Exchange and recognized as one of the UK’s leading sustainability investing companies. Mr. Naylor has served on the board of Jupiter Green Investment Trust plc since 2008. He sat as Chairman of Audit Committee from 2012 thru 2015 and was appointed Chairman of the Board in September 2015. Mr. Naylor is a board member of Sun New Energy Holdings Limited (2019). He is a Member of K Road Mobility LLC (2019) and K Road Technology LLC (2020). His Advisory Board appointments include private equity firm XPV Water Partners LLC based in Toronto (since 2008) and Sylvera Limited based in London. (2021). From 2013 thru 2020 Mr. Naylor was senior advisor to the London Private Equity Firm Actis where he is also a member of the Partnership Co-Investment Vehicle of funds AE3 and AE4. From 2011 thru 2019 Mr. Naylor was Chairman of the Advisory Board of Greentech Capital LLC (today Nomura Greentech). Mr. Naylor is an Operating Partner of the Philadelphia based executive search firm Hobbs & Towne LLC. Mr. Naylor was appointed a board member of The Cambridge Institute of Sustainability Leadership in 2013. The Institute is part of the University of Cambridge within the School of Technology. Mr. Naylor is a graduate of the Institute’s Management Programme. We believe that Mr. Naylor is well qualified to serve as a director because of his extensive experience advising boards of directors and his experience with sustainability companies.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Ana Maria Machado Fernandes, William Kriegel and Michael Naylor are “independent directors” as defined in the NYSE listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present. Steven J. Gilbert served on the board of directors as an “independent director” as defined in the NYSE listing standards since May 2021, until his resignation on March 9, 2022. Mr. Gilbert’s decision to leave the board of directors was not the result of any dispute or disagreement between the Company and Mr. Gilbert and/or the board of directors and Mr. Gilbert on any matter relating to the Company’s operations, policies or practices, including its controls of financial-related matters.

Number, Terms of Office and Election of Officers and Director

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Ana Maria Machado Fernandes and William Kriegel, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Michael Naylor, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Jonathan Maxwell and Lolita Jackson, MBE, will expire at our third annual meeting of shareholders.

Prior to the completion of an initial Business Combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our Founder Shares. In addition, prior to the completion of an initial Business Combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Each of our audit committee, the compensation committee and nominating committee are comprised solely of independent directors. Each committee operates under a charter that was approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our audit committee are William Kriegel, Michael Naylor and Ana Maria Machado Fernandes. Michael Naylor currently serves as the Chairman of the audit committee. Our board of directors has determined that each of William Kriegel, Michael Naylor and Ana Maria Machado Fernandes are independent under the NYSE listing standards and applicable SEC rules. Each member of the audit committee is financially literate and our board of directors has determined that William Kriegel, Michael Naylor and Ana Maria Machado Fernandes qualify as an “audit committee financial expert” as defined in applicable SEC rules. Steven J. Gilbert served as member and Chairman of the audit committee until his resignation from the board of directors on March 9, 2022. Following Mr. Gilbert’s resignation, Michael Naylor was appointed interim Chairman of the audit committee on March 10, 2022 until an additional independent director and audit committee member is appointed.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee. The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of the Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Initial Public Offering; and

●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

The members of our nominating committee are William Kriegel, Michael Naylor and Ana Maria Machado Fernandes, and Michael Naylor serves as chairman of the nominating committee. Under the NYSE listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of William Kriegel, Michael Naylor and Ana Maria Machado Fernandes are independent. Steven J. Gilbert served as member of the nominating committee until his resignation from the board of directors on March 9, 2022.

We have adopted a nominating committee charter, which details the purpose and principal functions of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, specified in a charter adopted by us, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee requires certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and considers the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

The members of our compensation committee are William Kriegel, Michael Naylor and Ana Maria Machado Fernandes, and Michael Naylor serves as chairman of the compensation committee.

Our compensation committee is composed entirely of independent directors. Our board of directors has determined that each of William Kriegel, Michael Naylor and Ana Maria Machado Fernandes are independent. Steven J. Gilbert served as member of the compensation committee until his resignation from the board of directors on March 9, 2022. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. A copy of the Code of Ethics is also available on our website. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the Company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the Company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the Company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Our management team, in their capacities as directors, officers or employees of SDCL, SDCL Funds, our Sponsor or their affiliates, or in their other endeavors, may be required to present potential Business Combinations to the related entities described above, current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. Investment ideas generated within SDCL may be suitable for both us and for current of future SDCL Funds and may be directed to such SDCL Funds rather than us. In particular, SDCL or its affiliates, as well as SDCL Funds, may sponsor, invest in, or otherwise become involved with, other blank check companies similar to ours (including with respect to the target sector and geographic areas of focus) during the period in which we are seeking an initial Business Combination, and members of our management team may participate in, and have contractual and fiduciary duties towards, such other blank check companies. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams.

SDCL as well as certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to SDCL, SDCL Funds, our Sponsor, their affiliates, or to certain other entities in which they or such entities have invested or which they or other such entities have advised, including companies in industries we may target for our initial Business Combination. These entities may compete with us for acquisition opportunities. As a result, if SDCL or any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such Business Combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. See “Risk Factors – Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented”.

However, we do not expect these duties to materially affect our ability to complete our initial Business Combination. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Notwithstanding the foregoing, we may, at our option, pursue an “Affiliated Joint Acquisition” with any such fund or investment vehicle. Such entity may co-invest with us in the target business at the time of our initial Business Combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such fund or vehicle.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Jonathan Maxwell	SDCL (Sustainable Development Capital LLP)(1)	Investment Company	Chief Executive Officer

William Kriegel	K Road Management LLC	Energy Related Investment and Management Company	Director
	Local board University of Montana-Western	University	Director
	University of Montana-Western Foundation	University Foundation	Director
Director
Michael Naylor	Jupiter Green Investment Trust plc	Sustainability investing companies	Director
	Sun New Energy Holdings Limited	Energy Related Holding Company	Director
	K Road Mobility LLC	Energy Related Investment and Management Company	Director
	K Road Technology LLC	Energy Related Investment and Management Company	Director
	Hobbs & Towne LLC	Executive Search Firm	Operating Partner
	The Cambridge Institute of Sustainability Leadership	Educational Facility	Director

Lolita Jackson, MBE	SDCL (Sustainable Development Capital LLP)	Investment Company	Employee, Executive Director of Communications and Sustainable Cities

Ana Maria Machado Fernandes	Caixa Geral de Depósitos	Portuguese Bank	Director
	BCI – Banco Comercial e de Investimentos (Mz)	Bank	Director

Ned Davis	SDCL EE CO US LLC	Private Equity Fund	Chief Financial Officer
	New York Energy Efficiency Investments LLC	Public Benefit Corporation	Chief Financial Officer
	Sustainable Development Capital LLC	Investment Company	Managing Principal

Michael Feldman	Tactical Infrastructure Partners GP, LLC	Alternative Investment Management	Chief Executive Officer
	Tactical Infrastructure Partners, LP	Alternative Investment Management	Limited Partner

(1)	Includes certain of its funds and other affiliates including portfolio companies.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our Sponsor subscribed for Founder Shares prior to the Initial Public Offering and purchased Private Placement Warrants in a transaction that closed simultaneously with Initial Public Offering.

●	Our Sponsor, the A Anchor Investors and each member of our board and management team have entered into an agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with the completion of our initial Business Combination including, without limitation, any such rights available in the context of a shareholder vote to approve such Business Combination, or a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within twenty-four (24) months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of the holders of our Class A ordinary shares and (ii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to consummate an initial Business Combination within twenty-four (24) months from the closing of the Initial Public Offering (although our Sponsor, the Anchor Investors and each member of our management team, will be entitled to liquidation rights with respect to any public shares held by them if we fail to consummate a Business Combination within the prescribed time frame). If we do not complete our initial Business Combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Except as described herein, our Sponsor, our Anchor Investors and our directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of our initial Business Combination and (B) subsequent to our initial Business Combination, the earlier to occur of (x) the first date on which the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any twenty (20) trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the Private Placement Warrants will not be transferable until thirty (30) days following the completion of our initial Business Combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial Business Combination. In addition, our Advisor, Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial Business Combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with SDCL, SDCL Funds, our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated with our Advisor as defined below, Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that such initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Furthermore, in no event will our Sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial Business Combination, other than the following payments, none of which were made from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants held in the Trust Account prior to the completion of our initial Business Combination: repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses; reimbursement for office space, secretarial and administrative services provided to us by an affiliate of our Sponsor, in the amount of $20,000 per month; procurement by us and our Sponsor to transfer from our Sponsor of the legal and beneficial title to at least 664,125 Class B ordinary shares or, at the sole election of our Sponsor, the payment of an amount equal to the cash value (as determined as of the date of such payment) of such number of Class B ordinary shares; reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial Business Combination; and repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. In such case, our Sponsor, the Anchor Investors and each member of our management team have agreed to vote their Founder Shares and public shares in favor of our initial Business Combination.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing October 29, 2021, the date that our securities were first listed on the NYSE, through the earlier of consummation of our initial Business Combination and our liquidation, we will reimburse an affiliate of our Sponsor for office space, secretarial and administrative services provided to us in the amount of $20,000 per month. On October 28, 2021 we entered into an agreement with our Sponsor and SDCL to appoint Sustainable Developmental Capital LLP as an advisor (“Advisor”) to provide administrative, consulting and other services to us and our Sponsor as may be required by us or our Sponsor to properly conduct their businesses. The services provided by SDCL shall not grant SDCL any authorization to take any investment or other decisions with respect to our Sponsor and us. In consideration for such services rendered by SDCL, (i) we and our Sponsor shall procure the transfer from our Sponsor of the legal and beneficial title to at least 659,844 Class B ordinary shares or, at the sole election of our Sponsor, the payment of an amount equal to the cash value (as determined as of the date of such payment) of such number of Class B ordinary shares, and (ii) our Sponsor shall pay to our Advisor the sum of $20,000 per month as an ongoing advisory fee. SDCL shall also be entitled to reimbursement by us of certain costs and expenses incurred in connection with such services. In addition, our Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by us to our Sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial Business Combination.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us at April 7, 2022 regarding the beneficial ownership of our ordinary shares:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns ordinary shares; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within sixty (60) days of the date of this Annual Report.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Ordinary Shares
Directors, Executive Officers
Jonathan Maxwell(3)	2,639,375	13.2%
Ned Davis(4)	*	*
Michael Feldman(4)	*	*
Lolita Jackson(4)	*	*
Ana Maria Machado Fernandes(4)	*	*
William Kriegel(4)	*	*
Michael Naylor(4)	*	*
All officers and directors as a group (seven individuals)	2,639,375	13.2%

Five Percent Holders
SDCL EDGE Sponsor LLC (our Sponsor)(4)	2,639,375	13.2%
Seaside Holdings (Nominee) Limited(5)	2,000,000	10.0%
Sustainable Investors Fund, LP(6)	2,000,000	10.0%
Sandia Investment Management L.P.(7)	1,749,999	8.75%
Polar Multi-Strategy Master Fund(8)	1,732,500	8.67%
Arrundina Holdings, LLC(9)	1,732,500	8.67%
Adage Capital Partners, L.P.(10)	1,575,000	7.88%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 60 East 42nd Street, Suite 1100, New York, NY 10165.
(2)	Unless otherwise noted, interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of the consummation of our initial business combination on a one-for-one basis, subject to adjustment.
(3)	Does not include any shares indirectly owned by this individual as a result of his/her membership interest in SDCL EDGE Sponsor LLC (our Sponsor).
(4)	SDCL EDGE Sponsor LLC is the record holder of the shares reported herein. SDCL EDGE Sponsor Participation LLP is the managing member of SDCL EDGE Sponsor LLC. Jonathan Maxwell, our Co-Chief Executive Officer, may be deemed to beneficially own shares held by our Sponsor by virtue of his ownership of voting securities in SDCL EDGE Sponsor Participation LLP.
(5)	According to a Schedule 13G/A filed with the SEC on February 14, 2022, Guy Hands has sole voting and dispositive power over the Class A ordinary shares reported herein. The business address of this reporting person is PO Box 82, Floor 2, Trafalgar Court, les Banques, Guernsey, GY1 4LY.
(6)	According to a Schedule 13G filed with the SEC on November 12, 2021, Sustainable Investors fund, LP and SIF Partners, LLC share voting and dispositive power over the Class A ordinary shares reported herein. The business address of these reporting persons is 250 University Ave, Suite 300, Palo Alto, CA, 94301.
(7)	According to a Schedule 13G filed with the SEC on February 14, 2022, Sadia Investment management L.P. and Timothy J. Sichler share voting and dispositive power over the Class A ordinary shares reported herein. The business address of these reporting persons is 201 Washington Street, Boston, MA 02108.
(8)	According to a Schedule 13G filed with the SEC on February 11, 2022, Polar Asset Management Partners Inc. has sole voting and dispositive power over the Class A ordinary shares reported herein. The business address of this reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(9)	According to a Schedule 13G/A filed with the SEC on February 8, 2022, Arrundina Holdings, LLC, Farallon Capital Management, L.L.C., Philip D. Dreyfuss, Michael B. Fisch, Richard B. Fried, Varun N. Gehani, Nicolas Giauque, David T. Kim, Michael G. Linn, Rajiv A. Patel, Thomas G. Roberts, Jr., William Seybold, Andrew J.M. Spokes, John R. Warren, Mark C. Wehrly, share voting and dispositive power over the Class A ordinary shares reported herein. The business address of these reporting persons is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 2100, San Francisco, California 94111.
(10)	According to a Schedule 13G filed with the SEC on November 12, 2021, Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson, Phillip Gross, share voting and dispositive power over the Class A ordinary shares reported herein. The business address of these reporting persons is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts, 02116.

Our initial shareholders beneficially own 20% of our outstanding ordinary shares and will have the right to elect all of our directors prior to our initial Business Combination as a result of holding all of the Founder Shares. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial Business Combination. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

Our Sponsor and the A Anchor Investors have agreed (a) to vote any Founder Shares and public shares held by them in favor of any proposed Business Combination and (b) not to redeem any Founder Shares or public shares held by them in connection with a shareholder vote to approve a proposed initial Business Combination. The B Anchor Investors have agreed to vote their Founder Shares in favor of our initial Business Combination.

Our Sponsor is deemed to be our “promoter” as such term is defined under the federal securities laws.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On February 23, 2021, our Sponsor was issued 7,187,500 Class B ordinary shares (the “Founder Shares”) for an aggregate of $25,000 paid to cover certain expenses on behalf of the Company. On July 14, 2021, we repurchased 2,156,250 Founder Shares from our Sponsor for an aggregate consideration of $0.001, resulting in an aggregate of 5,031,250 Founder Shares outstanding. The Founder Shares included an aggregate of up to 656,250 Class B ordinary shares subject to repurchase by our Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the holders of the Founder Shares will own, on an as-converted basis, 20% of our issued and outstanding shares after the Initial Public Offering. Following the partial exercise of the underwriters’ over-allotment option on November 16, 2021, 32,439 Founder Shares were repurchased and cancelled by us. No other Founder Shares remain subject to forfeiture.

Our Sponsor has agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned, or sold until the earlier of (i) one year after the completion of a Business Combination or (ii) subsequent to an initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

The A Anchor Investors purchased a total of 4,000,000 Units in the Initial Public Offering at the offering price of $10.00 per Unit. In addition to the A Anchor Investors, two qualified institutional buyers or accredited investors not affiliated with us, our Sponsor, our directors or any member of management (the “3.6% B Anchor Investors”), purchased 1,575,000 Units each in the Initial Public Offering at the offering price of $10.00 per Unit, three qualified institutional buyers or accredited investors not affiliated with us, our Sponsor, our directors or any member of management (the “4.0% B Anchor Investors”), purchased 1,749,999 Units each in the Initial Public Offering at the offering price of $10.00 per Unit, and two qualified institutional buyers or accredited investors not affiliated with the us, our Sponsor, our directors or any member of management (the “Additional 4.0% B Anchor Investors” and, together with the 3.6% B Anchor Investors and the 4.0% B Anchor Investors, the “B Anchor Investors”), purchased 1,732,500 Units each in the Initial Public Offering at the offering price of $10.00 per Unit, or an aggregate of 15,864,997 Units for all anchor investors (the “Anchor Investors” which includes the A Anchor Investors and the B Anchor Investors).

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

Pursuant to such Units, the Anchor Investors have not been granted any shareholder or other rights in addition to those afforded to our other public shareholders. Further, the Anchor Investors are not required to (i) hold any Units, Class A ordinary shares or warrants they purchased in the Initial Public Offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of the Business Combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of the Business Combination. The Anchor Investors have the same rights to the funds held in the Trust Account with respect to the Class A ordinary shares underlying the Units they purchased in the Initial Public Offering as the rights afforded to our other public shareholders.

Each Anchor Investor has entered into separate investment agreements with us and our Sponsor. The A Anchor Investors purchased 503,125 Founder Shares each, or an aggregate of 1,006,250 Founder Shares, from our Sponsor for a purchase price of $2,500 each, or an aggregate of $5,000, at the closing of the Initial Public Offering. The 3.6% B Anchor Investors purchased 181,125 Founder Shares each, or an aggregate of 362,250 Founder Shares, from our Sponsor for a purchase price of $900 each, or an aggregate of $1,800, at the closing of the Initial Public Offering. The 4.0% B Anchor Investors purchased 201,250 Founder Shares each, or an aggregate of 603,750 Founder Shares, from our Sponsor for a purchase price of $1,000 each, or an aggregate of $3,000, at the closing of the Initial Public Offering. The Additional 4.0% B Anchor Investors purchased 201,250 Founder Shares each, or an aggregate of 402,500 Founder Shares from our Sponsor for a purchase price of $1,000 each, or an aggregate of $2,000, at the closing of the Initial Public Offering (or an aggregate of 2,374,750 Founder Shares for all Anchor Investors for a total combined purchase price of $11,800). Pursuant to the investment agreements, the Anchor Investors have agreed to (a) vote any Founder Shares held by them in favor of the Business Combination and (b) subject any Founder Shares held by them to the same lock-up restrictions as the Founder Shares held by our Sponsor and independent directors.

Due to the partial exercise of the over-allotment option by the underwriters on November 16, 2021, we repurchased and cancelled 32,439 Founder Shares, which included 3,244 Founder Shares from each A Anchor Investor (or an aggregate of 6,488 Founder Shares), 1,168 Founder Shares from each 3.6% B Anchor Investor (or an aggregate of 2,336 Founder Shares), 1,298 Founder Shares from each 4.0% B Anchor Investor, (or an aggregate of 3,894 Founder Shares), 1,298 Founder Shares from each Additional 4.0% B Anchor Investor, (or an aggregate of 2,596 Founder Shares), and 17,125 Founder Shares from our Sponsor.

We estimated the fair value of the Founder Shares attributable to the Anchor Investors to be $18,969,890 or $8.04 per share. The excess of the fair value of the Founder Shares sold over the purchase price of $11,725 (or $0.005 per share) was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed immediately in the statement of operations. Offering costs allocated to the Public Shares were charged to shareholders’ deficit upon the completion of the Initial Public Offering.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, our Sponsor and A Anchor Investors purchased an aggregate of 8,250,000 warrants at a price of $1.00 per Private Placement Warrant ($8,250,000 in the aggregate). Simultaneously with the closing of the exercise of the over-allotment option, we consummated the sale of 748,574 Over-Allotment Warrants at a purchase price of $1.00 per warrant in a Private Placement to our Sponsor and A Anchor Investors, generating gross proceeds of $748,574, for an aggregate total of $8,998,574 in gross proceeds from the sale of the Private Warrants and Over-Allotment Warrants. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of the officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete an initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such Working Capital Loans by the officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, its affiliates or the management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Administrative Support Agreement

On October 28, 2021, we entered into an agreement to pay our Sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of an initial Business Combination or liquidation, we will cease paying these monthly fees. During the period from February 16, 2021 (inception) through December 31, 2021, $38,710 of administrative support expenses were incurred.

Due to Sponsor

Due to Sponsor consists of advances from the Sponsor to pay for offering costs and formation costs on behalf of the Company and are payable on demand.

Investment Advisory Agreement

On October 28, 2021, the Company and the Sponsor entered into agreement with Sustainable Development Capital LLP (the “Advisor”), a London-based investment firm and affiliate of the Company and Sponsor, whereby the Advisor agreed to provide administrative, consulting, and other services to affect the Company’s initial Business Combination. In consideration of the services performed: (1) the Company and Sponsor shall procure the transfer of the legal and beneficial title to at least 659,844 Founder Shares, or at the sole election of the Sponsor, the payment of an amount equal to the cash value (as determined as of the date of such payment) of such number of Founder Shares, to the Advisor immediately prior to the winding up and liquidation of the Sponsor, or such other date as shall be agreed in writing between the Sponsor and Advisor; and (2) the Sponsor shall pay to the Advisor the sum of $20,000 per month as an ongoing advisory fee subject to the terms and conditions of the Investment Advisory Agreement. Such Advisory Agreement has been accounted for under ASC 718, Compensation – Stock Compensation.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the period from February 16, 2021 (inception) through December 31, 2021 include:

For the Period from February 16, 2021 (Inception) through December 31, 2021
Audit Fees(1)	$96,305
Audit-Related Fees(2)	$—
Tax Fees(3)	$—
All Other Fees(4)	$5,039
Total	$101,344

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related to a potential Business Combination.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART Iv.

Item 15. Financial Statements and Exhibits.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company(1)
4.4	Warrant Agreement, dated October 28, 2021, between Continental Stock Transfer & Trust Company and the Company(1)
4.5*	Description of the Company’s Securities
10.1	Investment Management Trust Account Agreement, dated October 28, 2021, between Continental Stock Transfer & Trust Company and the Company(1)
10.2	Registration Rights Agreement, dated October 28, 2021, by and among the Company, the Sponsor and certain other security holders named therein(1)
10.3	Private Placement Warrants Purchase Agreement, dated October 28, 2021, by and among the Company and the A Anchor Investors(1)
10.5	Administrative Services Agreement, dated October 28, 2021, between the Company and the Sponsor(1)
10.8	Letter Agreement, dated October 28, 2021, by and among the Company, the Sponsor, the A Anchor Investors, and each director and executive officer of the Company(1)
10.9	Investment Advisory Agreement, dated October 28, 2021, by and among the Company, the Sponsor and Sustainable Development Capital LLP(1)
10.10	An Indemnity Agreement, dated October 28, 2021, between the Company and Ned Davis(1)
10.11	An Indemnity Agreement, dated October 28, 2021, between the Company and Michael Feldman(1)
10.12	An Indemnity Agreement, dated October 28, 2021, between the Company and Ana Maria Machado Fernandes(1)
10.14	An Indemnity Agreement, dated October 28, 2021, between the Company and Lolita Jackson(1)
10.15	An Indemnity Agreement, dated October 28, 2021, between the Company and William Kriegel(1)
10.16	An Indemnity Agreement, dated October 28, 2021, between the Company and Jonathan Maxwell(1)
10.17	An Indemnity Agreement, dated October 28, 2021, between the Company and Michael Naylor(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 2, 2021 and incorporated by reference herein.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of London, United Kingdom.

SDCL EDGE ACQUISITION CORPORATION

Date: April 7, 2022	/s/ Jonathan Maxwell
	By:	Jonathan Maxwell
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jonathan Maxwell
Name:	Jonathan Maxwell
Title:	Chairman of the Board of Directors and Co-Chief Executive Officer (Principal Executive Officer) and Director
Date:	April 7, 2022

/s/ Michael Feldman
Name:	Michael Feldman
Title:	Co-Chief Executive Officer
Date:	April 7, 2022

/s/ Ned Davis
Name:	Ned Davis
Title:	Chief Financial Officer (Principal Accounting Officer) and Chief Operating Officer
Date:	April 7, 2022

/s/ Lolita Jackson
Name:	Lolita Jackson, MBE
Title:	Director
Date:	April 7, 2022

/s/ William Kriegel
Name:	William Kriegel
Title:	Director
Date:	April 7, 2022

/s/ Michael Naylor
Name:	Michael Naylor
Title:	Director
Date:	April 7, 2022

/s/ Ana Maria Machado Fernandes
Name:	Ana Maria Machado Fernandes
Title:	Director
Date:	April 7, 2022

AUTHORIZED REPRESENTATIVE

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has signed this report, solely in its capacity as the duly authorized representative of SDCL EDGE Acquisition Corporation in the City of New York, New York on the 7th day of April, 2022.

U.S. DULY APPOINTED REPRESENTATIVE SDCL EDGE ACQUISITION CORPORATION

By:	/s/ Ned Davis
	Name:	Ned Davis
	Title:	Chief Financial Officer