Form 10-Q
period 2022-03-31
SDCL EDGE Acquisition Corp
filed 2022-05-20
CIK 1846975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, the Registrant had 19,995,246 Class A ordinary shares, par value $0.0001 per share, and 4,998,811 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SDCL EDGE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SDCL EDGE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$1,147,654	$1,366,553
Prepaid insurance and other current assets	484,424	427,481
Total current assets	1,632,078	1,794,034

Prepaid insurance - noncurrent	240,026	343,952
Investments held in trust account	201,832,944	201,951,985
TOTAL ASSETS	$203,705,048	$204,089,971

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	139,685	5,554
Accrued expenses	386,269	153,803
Accrued offering costs	1,289,149	1,289,149
Due to Sponsor	37,628	66,017
Total current liabilities	1,852,731	1,514,523

Warrant liabilities	6,268,745	9,498,099
Deferred underwriting fee payable	6,998,336	6,998,336
TOTAL LIABILITIES	15,119,812	18,010,958

Commitments (Note 6)
Class A ordinary shares subject to possible redemption; 19,995,246 shares at redemption value at $10.10 per share	201,951,985	201,951,985

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 19,995,246 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,998,811 shares issued and outstanding	500	500
Additional paid-in capital	642,392	—
Accumulated deficit	(14,009,641)	(15,873,472)
Total Shareholders’ Deficit	(13,366,749)	(15,872,972)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$203,705,048	$204,089,971

The accompanying notes are an integral part of the unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period from February 16, 2021 (inception) through March 31, 2021
Operating and formation costs	$1,246,481	$9,647
Loss from operations	(1,246,481)	(9,647)
Other income (expense):
Change in fair value of warrant liabilities	3,229,353	—
Loss on investments held in Trust Account	(119,041)	—
Net income (loss)	$1,863,831	$(9,647)

Basic and diluted weighted average shares outstanding, Class A Ordinary Shares	19,995,246	—
Basic and diluted net income per share, Class A Ordinary Shares	$0.07	$—
Basic and diluted weighted average shares outstanding, Class B Ordinary Shares	4,998,811	4,375,000
Basic and diluted net income (loss) per share, Class B Ordinary Shares	$0.07	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	4,998,811	$500	$—	$(15,873,472)	$(15,872,972)
Share-based compensation	—	—	642,392	—	642,392
Net income	—	—	—	1,863,831	1,863,831
Balance at March 31, 2022	4,998,811	$500	642,392	$(14,009,641)	$(13,366,749)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at February 16, 2021	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	(9,647)	(9,647)
Balance at March 31, 2021	5,031,250	$503	$24,497	$(9,647)	$15,353

The accompanying notes are an integral part of the unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period from February 16, 2021 (inception) through March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$1,863,831	$(9,647)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	8,522
Share-based compensation	642,392	—
Change in fair value of warrant liabilities	(3,229,353)	—
Loss on investments held in Trust Account	119,041	—
Changes in operating assets and liabilities:
Prepaid insurance and other current assets	46,983	—
Accounts payable	134,130	—
Accrued expenses	232,466	1,125
Due to Sponsor	(28,389)	—
Net cash used in operating activities	$(218,899)	$—

Cash Flows from Financing Activities:
Advance paid to related party	—	(20,900)
Proceeds from issuance of Promissory note to Sponsor	—	300,000
Payment of deferred offering costs	—	(121,441)
Net cash provided by financing activities	$—	$157,659

Net Change in Cash	(218,899)	157,659
Cash - Beginning of period	1,366,553	—
Cash - End of period	$1,147,654	$157,659

Non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$16,478
Deferred offering costs included in accrued offering costs	$—	$418,802

The accompanying notes are an integral part of the unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the three months ended March 31, 2022 and the period from February 16, 2021 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains (losses) on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. In addition, the Company will recognize non-operating income or loss on the change in fair value of the warrant liabilities.

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

Following the closing of the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Warrants, an amount of $201,951,985 ($10.10 per Unit) was placed in a trust account (the “Trust Account”) and was invested in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Initial Public Offering; and (iii) absent an initial Business Combination within 24 months from the closing of the Initial Public Offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, the return of the funds held in the Trust Account to the Public Shareholders as part of the redemption of the Public Shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. If the Company is deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder the Company’s ability to complete a Business Combination. If the Company is unable to complete the initial Business Combination, the Company’s public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and the warrants will expire worthless.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

Liquidity

As of March 31, 2022, the Company had $1,147,654 in cash held outside of the Trust Account and a working capital deficit of $220,653. Management evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date these financial statements are issued.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on April 7, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 or December 31, 2021.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Investments Held in Trust Account

At March 31, 2022, the assets held in the Trust Account is $201,832,944, and is held in money market funds, which are invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in net gain (loss) on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

At December 31, 2021 the Company held cash in the Trust Account of $201,951,985.

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

As of March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$199,952,460
Less:
Proceeds allocated to Public Warrants	(9,797,808)
Issuance costs allocated to Class A ordinary shares	(29,576,119)
Plus:
Remeasurement of carrying value to redemption value	41,373,452
Class A ordinary shares subject to possible redemption	$201,951,985

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The immediate re-measurement associated with the redeemable Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the net income (loss) per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income (loss) per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option, and private placement to purchase an aggregate of 18,996,197 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022		For the Period from February 16, 2021 (inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$1,491,065	$372,766	$—	$(9,647)
Denominator:
Basic and diluted weighted average shares outstanding	19,995,246	4,998,811	—	4,375,000
Basic and diluted net income (loss) per share	$0.07	$0.07	$—	$(0.00)

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

Share-Based Compensation

Share-based compensation is accounted for based on the requirements of ASC 718, Compensation–Stock Compensation (“ASC 718”), which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee, non-employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, non-employee and director services received in exchange for an award based on the grant-date fair value of the award. For the three months ended March 31, 2022, the Company recognized $642,392 of share-based compensation related to 659,844 Founder Shares to be transferred to Sustainable Development Capital LLP for certain services performed per the Investment Advisory Agreement (See Note 5).

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

Administrative Support Agreement

On October 28, 2021, the Company entered into an agreement to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022, $60,000 of administrative support expenses were incurred.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Investment Advisory Agreement

On October 28, 2021, the Company and the Sponsor entered into an agreement with Sustainable Development Capital LLP (the “Advisor”), a London-based investment firm and affiliate of the Company and Sponsor, whereby the Advisor agreed to provide administrative, consulting, and other services to affect the Company’s initial Business Combination. In consideration of the services performed: (1) the Company and Sponsor shall procure the transfer of the legal and beneficial title to at least 659,844 Founder Shares, or at the sole election of the Sponsor, the payment of an amount equal to the cash value (as determined as of the date of such payment) of such number of Founder Shares, to the Advisor immediately prior to the winding up and liquidation of the Sponsor, or such other date as shall be agreed in writing between the Sponsor and Advisor; and (2) the Sponsor shall pay to the Advisor the sum of $20,000 per month as an ongoing advisory fee and subject to the terms and conditions of the Investment Advisory Agreement (the “Advisory Agreement”). The compensation expense related to the above Founder Share transfer of 659,844 shares is amortized on a straight-line basis from the Grant Date of October 28, 2021 (the date at which the Investment Advisory Agreement was signed, and the date at which all parties reached a mutual understanding of the key terms and conditions of the share-based payment) to November 2, 2023 (the date at which the combination period for the Company’s initial business combination expires). Such Advisory Agreement is accounted for under ASC 718.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Company’s sponsor or an affiliate of the sponsor or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, it may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by the officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Company’s sponsor, its affiliates or the management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of March 31, 2022 and December 31, 2021, there were no such loans outstanding.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 19,995,246 Class A ordinary shares issued and outstanding, including 19,995,246 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 4,998,811 Class B ordinary shares outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$201,832,944	$201,832,944	$—	$—
Liabilities
Warrant liability – Public Warrants	$3,299,216	$3,299,216	$—	$—
Warrant liability – Private Placement Warrants	$2,969,529	$—	$—	$2,969,529
	$6,268,745	$3,299,216	$—	$2,969,529
December 31, 2021
Liabilities
Warrant liability – Public Warrants	$4,998,812	$4,998,812	$—	$—
Warrant liability – Private Placement Warrants	4,499,287	—	—	4,499,287
	$9,498,099	$4,998,812	$—	$4,499,287

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The measurement of the Public Warrants as of March 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker SEDA.WS. The quoted price of the Public Warrants was $0.33 and $0.50 per warrant as of March 31, 2022 and December 31, 2021, respectively. At December 31, 2021, the amount in the Trust Account was comprised solely of cash.

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

The following table provides the significant inputs to the Monte Carlo simulation model for the fair value of the Private Placement Warrants:

	As of March 31, 2022	As of December 31, 2021
Stock price	$9.78	$9.74
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	6.09	6.34
Volatility	4.2%	8.3%
Risk-free rate	2.38%	1.37%
Fair value	$0.33	$0.50

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2021 - private placement warrants	4,499,287
Change in fair value	(1,529,757)
Fair value as of March 31, 2022 - private placement warrants	$2,969,530

The Company recognized gains in connection with changes in the fair value of the Public Warrants and Private Placement Warrants of $3,229,353 in the condensed Statement of Operations for the three months ended March 31, 2022.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at sec.report. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Upon the closing of our Initial Public Offering, the exercise of the over-allotment option by the Underwriters and the Private Placements (as defined below), $192,953,411 ($10.00 per Unit) of the net proceeds of our Initial Public Offering and the exercise of the over-allotment option by the Underwriters and $8,998,574 of the proceeds of the Private Placements, for an aggregate of $201,951,985, was deposited in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and is to be invested in United States government treasury bills maturities of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act 1940, as amended, or the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2022 and for the period from February 16, 2021 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income or gains (losses) on investments on the cash and investments held in a trust account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $1,863,831, which was a result of a gain in the change in fair value of warrant liabilities of $3,229,353 offset by a loss on the investments held in the trust account of $119,041 and operating and formation costs of $1,246,481.

For the three months ended March 31, 2021 we had a net loss of $9,647 which resulted from operating and formation costs of $9,647.

Liquidity and Capital Resources

For the three months ended March 31, 2022, net cash used in operating activities was $218,899, which was due to a change in the fair value of warrant liabilities for $3,229,353, offset by our net income of $1,863,831, share-based compensation of $642,392, a change in operating assets and liabilities of $385,190 and a loss on on investments held in the Trust Account of $119,041.

For the period from February 16, 2021 (inception) through March 31, 2021, net cash used in operating activities was $0. This resulted from our net loss of $9,647 being offset by formation costs of $8,522 and a change in operating assets and liabilities of $1,125.

For the three months ended March 31, 2022, there was no cash provided by financing or investing activities.

There was no cash provided by investing activities for the period from February 16, 2021 (inception) through March 31, 2021.

For the period from February 16, 2021 (inception) through March 31, 2021, net cash provided by financing activities was $157,659. This resulted from proceeds from the promissory note to the sponsor of $300,000 partially offset by payment of deferred offering costs of $121,441 and an advance paid to related party for $20,900.

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

As of March 31, 2022, we had cash of $1,147,654 held outside the Trust Account. We will use the proceeds from the Initial Public Offering held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

Investment Advisory Agreement

On October 28, 2021, the Company and the Sponsor entered into an agreement with Sustainable Development Capital LLP (the “Advisor”), a London-based investment firm and affiliate of the Company and Sponsor, whereby the Advisor agreed to provide administrative, consulting, and other services to affect the Company’s initial Business Combination. In consideration of the services performed: (1) the Company and Sponsor shall procure the transfer of the legal and beneficial title to at least 659,844 Founder Shares, or at the sole election of the Sponsor, the payment of an amount equal to the cash value (as determined as of the date of such payment) of such number of Founder Shares, to the Advisor immediately prior to the winding up and liquidation of the Sponsor, or such other date as shall be agreed in writing between the Sponsor and Advisor; and (2) the Sponsor shall pay to the Advisor the sum of $20,000 per month as an ongoing advisory fee and subject to the terms and conditions of the Investment Advisory Agreement (the “Advisory Agreement”). The compensation expense related to the above Founder Share transfer of 659,844 shares is amortized on a straight-line basis from the Grant Date of October 28, 2021 (the date at which the Investment Advisory Agreement was signed, and the date at which all parties reached a mutual understanding of the key terms and conditions of the share-based payment) to November 2, 2023 (the date at which the combination period for the Company’s initial business combination expires). Such Advisory Agreement is accounted for under ASC 718, Compensation – Stock Compensation.

Administrative Support Agreement

On October 28, 2021, the Company entered into an agreement to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022, $60,000 of administrative support expenses were incurred.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The immediate re-measurement of the redeemable Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the net income (loss) per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income (loss) per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option, and private placement to purchase an aggregate of 18,996,197 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

Share-Based Compensation

Share-based compensation is accounted for based on the requirements of ASC 718, Compensation–Stock Compensation (“ASC 718”), which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee, non-employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, non-employee and director services received in exchange for an award based on the grant-date fair value of the award. For the three months ended March 31, 2022, the Company recognized $— of share-based compensation related to 659,844 Founder Shares to be transferred to Sustainable Development Capital LLP for certain services performed per the Investment Advisory Agreement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on April 7, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 7, 2022, except as described below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

The United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 2, 2021, we consummated our Initial Public Offering of 17,500,000 Units, at a price of $10.00 per Unit, generating total gross proceeds of $175,000,000. The Underwriters acted as the joint-book running managers. On November 16, 2021, the Underwriters partially exercised the over-allotment option and purchased 2,495,246 Over-Allotment Units, generating gross proceeds of $24,952,460. The securities sold in our Initial Public Offering and the exercise of the over-allotment option were registered under the Securities Act on registration statement on Form S-1 (No. 333-254238). The registration statement became effective on October 28, 2021.

Simultaneously with the closing of our Initial Public Offering, we consummated the sale of 8,250,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in the First Private Placement to our Sponsor and the A Anchor Investors, generating gross proceeds of $8,250,000. Simultaneously with the closing of the exercise of the over-allotment option, we consummated the sale of 748,574 Over-Allotment Warrants at a purchase price of $1.00 per warrant in the Second Private Placement to our Sponsor and the A Anchor Investors, generating gross proceeds of $748,574. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants and the Over-Allotment Warrants are identical to the public warrants underlying the Units sold in our Initial Public Offering and upon exercise of the over-allotment option, except that the Private Placement Warrants and the Over-Allotment Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on November 2, 2021).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SDCL EDGE ACQUISITION CORPORATION

Date: May 20, 2022	By:	/s/ Jonathan Maxwell
Jonathan Maxwell
Co-Chief Executive Officer