Form 10-Q
period 2022-06-30
SDCL EDGE Acquisition Corp
filed 2022-08-12
CIK 1846975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, the Registrant had 19,995,246 Class A ordinary shares, par value $0.0001 per share, and 4,998,811 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SDCL EDGE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets (Unaudited) as of June 30, 2022, and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021, and for the period from February 16, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and six months ended June 30, 2022, for the three months ended June 30, 2021, and for the period from February 16, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022, and for the period from February 16, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

i

PART 1 – FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

SDCL EDGE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$858,071	$1,366,553
Prepaid insurance and other current assets	459,417	427,481
Total current assets	1,317,488	1,794,034
Prepaid insurance - noncurrent	136,101	343,952
Investments held in Trust Account	202,120,889	201,951,985
TOTAL ASSETS	$203,574,478	$204,089,971

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$38,887	5,554
Accrued expenses	579,985	153,803
Accrued offering costs	1,289,149	1,289,149
Due to Sponsor	37,628	66,017
Total current liabilities	1,945,649	1,514,523

Warrant liabilities	3,989,201	9,498,099
Deferred underwriting fee payable	6,998,336	6,998,336
TOTAL LIABILITIES	12,933,186	18,010,958

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 19,995,246 shares at redemption value of $10.10 per share	202,020,889	201,951,985

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 19,995,246 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,998,811 shares issued and outstanding	500	500
Additional paid-in capital	1,299,219	—
Accumulated deficit	(12,679,316)	(15,873,472)
Total Shareholders’ Deficit	(11,379,597)	(15,872,972)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$203,574,478	$204,089,971

The accompanying notes are an integral part of the unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2022	For the Period from February 16, 2021 (inception) Through June 30, 2021
Operating and formation costs	$1,168,259	$		$2,414,740	$9,647
Loss from operations	(1,168,259)		—	(2,414,740)	(9,647)
Other income:
Change in fair value of warrant liabilities	2,279,543		—	5,508,897	—
Gain on investments held in Trust Account	287,945		—	168,904	—
Net income (loss)	$1,399,229		$—	$3,263,061	$(9,647)

Basic and diluted weighted average shares outstanding, Class A Ordinary Shares	19,995,246		—	19,995,246	—
Basic and diluted net income per share, Class A Ordinary Shares	$0.06		$0.00	$0.13	$0.00
Basic and diluted weighted average shares outstanding, Class B Ordinary Shares	4,998,811		4,375,000	4,998,811	4,375,000
Basic and diluted net income (loss) per share, Class B Ordinary Shares	$0.06		$0.00	$0.13	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	4,998,811	$500	$—	$(15,873,472)	$(15,872,972)
Share-based compensation	—	—	642,392	—	642,392
Net income	—	—	—	1,863,831	1,863,831
Balance at March 31, 2022	4,998,811	500	642,392	(14,009,641)	(13,366,749)
Net income	—	—	—	1,399,229	1,399,229
Share-based compensation	—	—	656,827	—	656,827
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(68,904)	(68,904)
Balance at June 30, 2022	4,998,811	$500	$1,299,219	$(12,679,316)	$(11,379,597)

FOR THE PERIOD FROM FEBRUARY 16, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at February 16, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	(9,647)	(9,647)
Balance at March 31, 2021	5,031,250	$503	$24,497	$(9,647)	$15,353
Net Income (loss)	—	—	—	—	—
Balance at June 30, 2021	5,031,250	$503	$24,497	$(9,647)	$15,353

The accompanying notes are an integral part of the unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Period from February 16, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$3,263,061	$(9,647)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	8,522
Share-based compensation	1,299,219	—
Change in fair value of warrant liabilities	(5,508,897)	—
Gain on investments held in Trust Account	(168,904)	—
Changes in operating assets and liabilities:
Prepaid insurance and other current assets	175,914	—
Accounts payable	33,333	—
Accrued expenses	426,181	—
Due to Sponsor	(28,389)	1,125
Net cash used in operating activities	$(508,482)	$—

Cash Flows from Financing Activities:
Advance paid to related party	—	(35,024)
Proceeds from issuance of Promissory note to Sponsor	—	300,000
Payment of deferred offering costs	—	(162,141)
Net cash provided by financing activities	$—	$102,835

Net Change in Cash	(508,482)	102,835
Cash - Beginning of period	1,366,553	—
Cash - End of period	$858,071	$102,835

Non-cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption to redemption value	$68,904	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$16,478
Deferred offering costs included in Due to Sponsor	$—	$18,802
Deferred offering costs included in accrued offering costs	$—	$423,634

The accompanying notes are an integral part of the unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, LIQUIDITY AND GOING CONCERN

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 16, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains (losses) on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. In addition, the Company will recognize non-operating income or loss on the change in fair value of the warrant liabilities.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $858,071 in cash held outside of the Trust Account and a working capital deficit of $628,161.

Prior to the completion of the Initial Public Offering, substantial doubt about the Company’s ability to continue as a going concern existed as the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital does not exist to sustain operations through the next twelve months. Based on the foregoing, management believes that the Company will not have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or for at least one year from this filing.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. As a result of this action and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on April 7, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 or December 31, 2021.

Investments Held in Trust Account

At June 30, 2022, the assets held in the Trust Account are $202,120,889, and are held in money market funds, which are invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in net gain (loss) on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of June 30, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $68,904 as of June 30, 2022.

As of June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$199,952,460
Less:
Proceeds allocated to Public Warrants	(9,797,808)
Issuance costs allocated to Class A ordinary shares	(29,576,119)
Plus:
Remeasurement of carrying value to redemption value	41,373,452
Class A ordinary shares subject to possible redemption as of December 31, 2021	201,951,985
Plus:
Remeasurement of carrying value to redemption value	68,904
Class A ordinary shares subject to possible redemption as of June 30, 2022	$202,020,888

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The immediate re-measurement associated with the redeemable Class A ordinary shares is excluded from net income (loss) per share as the redemption value approximates fair value. Therefore, the net income (loss) per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income (loss) per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option, and private placement to purchase an aggregate of 18,996,197 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the period from February 16, 2021 (inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$1,119,384	$279,846	$—	$—	$2,610,449	$652,612	$—	$(9,647)
Denominator:
Basic and diluted weighted average shares outstanding	19,995,246	4,998,811	—	4,375,000	19,995,246	4,998,811	—	4,375,000
Basic and diluted net income (loss) per share	$0.06	$0.06	$—	$(0.00)	$0.13	$0.13	$—	$(0.00)

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Share-Based Compensation

Share-based compensation is accounted for based on the requirements of ASC 718, Compensation–Stock Compensation (“ASC 718”), which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee, non-employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, non-employee and director services received in exchange for an award based on the grant-date fair value of the award. For the six months ended June 30, 2022, the Company recognized $1,299,219 of share-based compensation related to 659,844 Founder Shares to be transferred to Sustainable Development Capital LLP for certain services performed per the Investment Advisory Agreement (See Note 5).

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

The Public Warrants and Private Placement Warrants are accounted for as derivative instruments in accordance with ASC 815 and are presented as warrant liabilities on the balance sheet. The Public Warrants and Private Placement Warrants were measured at fair value at the Initial Public Offering and on a recurring basis, with subsequent changes in fair value to be recorded in the statement of operations.

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

Administrative Support Agreement

On October 28, 2021, the Company entered into an agreement to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022, $60,000 and $120,000, respectively, of administrative support expenses were incurred. During the three months ended June 30, 2021 and the period from February 16, 2021 (inception) through June 30, 2021 there were no expenses incurred related to the agreement.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Company’s sponsor or an affiliate of the sponsor or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, it may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by the officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Company’s sponsor, its affiliates or the management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of June 30, 2022 and December 31, 2021, there were no such loans outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares—The Company is authorized to issue 5,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 19,995,246 Class A ordinary shares issued and outstanding, including 19,995,246 Class A ordinary shares subject to possible redemption.

Class B ordinary shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 4,998,811 Class B ordinary shares outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Investments held in Trust Account:
Money Market investments	$202,120,889	$202,120,889	$—	$—
Liabilities
Warrant liability – Public Warrants	$2,099,501	$2,099,501	$—	$—
Warrant liability – Private Placement Warrants	1,889,701	—	—	1,889,701
	$3,989,201	$2,099,501	$—	$1,889,701
December 31, 2021
Liabilities
Warrant liability – Public Warrants	$4,998,812	$4,998,812	$—	$—
Warrant liability – Private Placement Warrants	4,499,287	—	—	4,499,287
	$9,498,099	$4,998,812	$—	$4,499,287

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The measurement of the Public Warrants as of June 30, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker SEDA.WS. The quoted price of the Public Warrants was $0.21 and $0.50 per warrant as of June 30, 2022 and December 31, 2021, respectively. At December 31, 2021, the amount in the Trust Account was comprised solely of cash.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

The following table provides the significant inputs to the Monte Carlo simulation model for the fair value of the Private Placement Warrants:

	As of June 30, 2022	As of December 31, 2021
Stock price	$9.75	$9.74
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.84	6.34
Volatility	1.7%	8.3%
Risk-free rate	2.98%	1.37%
Fair value	$0.21	$0.50

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2021 - private placement warrants	$4,499,287
Change in fair value	(1,529,757)
Fair value as of March 31, 2022 - private placement warrants	2,969,530
Change in fair value	(1,079,829)
Fair value as of June 30, 2022 - private placement warrants	$1,889,701

The Company recognized gains in connection with changes in the fair value of the Public Warrants and Private Placement Warrants of $2,279,544 and $5,508,897, respectively, in the condensed Statements of Operations for the three and six months ended June 30, 2022.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “project,”, “possible,” “might,” “predict,” “should,” “would,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 7, 2022. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 16, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (” Business Combination”). We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering (defined below) and the sale of the Private Placement Warrants (defined below), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on October 28, 2021. On November 2, 2021, we consummated our Initial Public Offering of 17,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $175,000,000. On November 16, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,495,246 Units (the “Over-Allotment Units”), generating gross proceeds of $24,952,460 (and aggregate gross proceeds of $199,952,460). The underwriters are entitled to a deferred underwriting fee of $6,998,336 in the aggregate ($0.35 per Unit), as described below.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the six months ended June 30, 2022 and for the period from February 16, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income or gains (losses) on investments on the cash and investments held in a Trust Account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $1,399,230, which was a result of a gain in the change in fair value of warrant liabilities of $2,279,544 and a gain on the investments held in the trust account of $287,945 which was offset by operating and formation costs of $1,168,259.

For the three months ended June 30, 2021 there was no operating activity.

For the six months ended June 30, 2022, we had net income of $3,263,061, which was a result of a gain in the change in fair value of warrant liabilities of $5,508,897 and a gain on the investments held in the trust account of $168,904 which was offset by operating and formation costs of $2,414,740.

For the period from February 16, 2021 (inception) through June 30,2021 we had a net loss of $9,647, which resulted entirely from operating and formation costs.

Liquidity, Capital Resources and Going Concern

For the six months ended June 30, 2022, net cash used in operating activities was $508,482, which was due to a gain in the change in the fair value of warrant liabilities of $5,508,897, offset by our net income of $3,263,061, share-based compensation of $1,299,219, and a gain on investments held in the Trust Account of $168,904 which was offset by a change in operating assets and liabilities of $607,039.

For the period from February 16, 2021 (inception) through June 30, 2021, net cash used in operating activities was $0. This resulted from our net loss of $9,647 being offset by formation costs of $8,522 and a change in operating assets and liabilities of $1,125.

For the six months ended June 30, 2022, there was no cash provided by financing or investing activities.

For the period from February 16, 2021 (inception) through June 30, 2021, net cash provided by financing activities was $102,835. This was a result of proceeds from the issuance of a promissory note to sponsor of $300,000 offset by payments of deferred offering costs of $162,141 and an advance paid to a related party for $35,024.

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

As of June 30, 2022, we had cash of $858,071 held outside the Trust Account. We will use the proceeds from the Initial Public Offering held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The Company has until November 2, 2023 (24 months from the consummation of the Initial Public Offering), to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by November 2, 2023, there will be a mandatory liquidation and subsequent dissolution.

Prior to the completion of the Initial Public Offering, substantial doubt about the Company’s ability to continue as a going concern existed as the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company’s date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these condensed financial statements are issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the clarification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

Investment Advisory Agreement

On October 28, 2021, the Company and the Sponsor entered into an agreement with Sustainable Development Capital LLP (the “Advisor”), a London-based investment firm and affiliate of the Company and Sponsor, whereby the Advisor agreed to provide administrative, consulting, and other services to affect the Company’s initial Business Combination. In consideration of the services performed: (1) the Company and Sponsor shall procure the transfer of the legal and beneficial title to at least 659,844 Founder Shares, or at the sole election of the Sponsor, the payment of an amount equal to the cash value (as determined as of the date of such payment) of such number of Founder Shares, to the Advisor immediately prior to the winding up and liquidation of the Sponsor, or such other date as shall be agreed in writing between the Sponsor and Advisor; and (2) the Sponsor shall pay to the Advisor the sum of $20,000 per month as an ongoing advisory fee and subject to the terms and conditions of the Investment Advisory Agreement (the “Advisory Agreement”). The compensation expense related to the above Founder Share transfer of 659,844 shares is amortized on a straight-line basis from the Grant Date of October 28, 2021 (the date at which the Investment Advisory Agreement was signed, and the date at which all parties reached a mutual understanding of the key terms and conditions of the share-based payment) to November 2, 2023 (the date at which the combination period for the Company’s initial Business Combination expires). Such Advisory Agreement is accounted for under ASC 718, Compensation - Stock Compensation.

Administrative Support Agreement

On October 28, 2021, the Company entered into an agreement to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022, $60,000 and $120,000, respectively, of administrative support expenses were incurred. During the three months ended June 30, 2021 and the period from February 16, 2021 (inception) through June 30, 2021 there were no expenses incurred related to the agreement.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of June 30, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $68,904 as of June 30, 2022.

Share-Based Compensation

Share-based compensation is accounted for based on the requirements of ASC 718, Compensation-Stock Compensation (“ASC 718”), which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee, non-employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, non-employee and director services received in exchange for an award based on the grant-date fair value of the award. For the six months ended June 30, 2022, the Company recognized $1,299,219 of share-based compensation related to 659,844 Founder Shares to be transferred to Sustainable Development Capital LLP for certain services performed per the Investment Advisory Agreement.

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

The warrants issued in connection with the Initial Public Offering and exercise of the over-allotment (the “Public Warrants”), in addition to and the Private Placement Warrants, are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants after detachment from the Units issued in the Initial Public Offering is classified as Level 1 due to the use of an observable market quote in an active market under the ticker SEDA.WS. The Company utilizes a Monte Carlo Simulation model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo Simulation model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on April 7, 2022 and Quarterly Report on Form 10-Q filed with the SEC on May 20, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 7, 2022 and Quarterly Report on Form 10-Q filed with the SEC on May 20, 2022, except as described below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern”

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-2015, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 2, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on November 2, 2021).

10.1	Joinder to Letter Agreement (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 31, 2022).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SDCL EDGE ACQUISITION CORPORATION

Date: August 12, 2022	By:	/s/ Jonathan Maxwell
Jonathan Maxwell
Co-Chief Executive Officer