Form 10-Q
period 2022-09-30
SDCL EDGE Acquisition Corp
filed 2022-11-14
CIK 1846975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

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

As of November 11, 2022, the Registrant had 19,995,246 Class A ordinary shares, par value $0.0001 per share, and 4,998,811 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SDCL EDGE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from February 16, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from February 16, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022, and for the period from February 16, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

i

PART 1 – FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

SDCL EDGE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$730,997	$1,366,553
Prepaid insurance and other current assets	438,168	427,481
Total current assets	1,169,165	1,794,034
Prepaid insurance - noncurrent	32,174	343,952
Investments held in trust account	202,971,925	201,951,985
TOTAL ASSETS	$204,173,264	$204,089,971

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$51,228	$5,554
Accrued expenses	160,134	153,803
Accrued contingent legal costs	1,969,181	1,289,149
Due to Sponsor	37,628	66,017
Total current liabilities	2,218,171	1,514,523

Warrant liabilities	1,709,658	9,498,099
Deferred underwriting fee payable	2,099,501	6,998,336
TOTAL LIABILITIES	6,027,330	18,010,958

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 19,995,246 shares at redemption value of $10.15 per share and $10.10 per share at September 30, 2022 and December 31, 2021, respectively	202,871,925	201,951,985

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 19,995,246 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,998,811 shares issued and outstanding	500	500
Additional paid-in capital	1,963,265	—
Accumulated deficit	(6,689,756)	(15,873,472)
Total Shareholders’ Deficit	(4,725,991)	(15,872,972)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$204,173,264	$204,089,971

The accompanying notes are an integral part of the unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Period from February 16, 2021 (Inception) Through September 30, 2021
Operating and formation costs	$1,188,819	$—	$3,603,560	$9,647
Loss from operations	(1,188,819)	—	(3,603,560)	(9,647)
Other income:
Change in fair value of warrant liabilities	2,279,544	—	7,788,441	—
Gain on investments held in Trust Account	851,036	—	1,019,940	—
Gain on waiver of deferred underwriting fees	240,082	—	240,082	—
Net income (loss)	$2,181,843	$—	$5,444,903	$(9,647)

Basic and diluted weighted average shares outstanding, Class A Ordinary Shares	19,995,246	—	19,995,246	—
Basic and diluted net income per share, Class A Ordinary Shares	$0.09	$0.00	$0.22	$(0.00)
Basic and diluted weighted average shares outstanding, Class B Ordinary Shares	4,998,811	4,375,000	4,998,811	4,375,000
Basic and diluted net income (loss) per share, Class B Ordinary Shares	$0.09	$0.00	$0.22	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2022	4,998,811	$500	$—	$(15,873,472)	$(15,872,972)
Share-based compensation	—	—	642,392	—	642,392
Net income	—	—	—	1,863,831	1,863,831
Balance at March 31, 2022	4,998,811	500	642,392	(14,009,641)	(13,366,749)
Net income	—	—	—	1,399,229	1,399,229
Share-based compensation	—	—	656,827	—	656,827
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(68,904)	(68,904)
Balance - June 30, 2022	4,998,811	500	1,299,219	(12,679,316)	(11,379,597)
Net income	—	—	—	2,181,843	2,181,843
Share-based compensation	—	—	664,046	—	664,046
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(851,036)	(851,036)
Waiver of deferred underwriting fee payable (see Note 6)	—	—	—	4,658,753	4,658,753
Balance - September 30, 2022	4,998,811	$500	$1,963,265	$(6,689,756)	$(4,725,991)

FOR THE THREE MONTHS ENDED SEPTEMBER 31, 2021 AND FOR THE PERIOD FROM
FEBRUARY 16, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at February 16, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	(9,647)	(9,647)
Balance at March 31, 2021	5,031,250	503	24,497	(9,647)	15,353
Net loss	—	—	—	—	—
Balance at June 30, 2021	5,031,250	503	24,497	(9,647)	15,353
Net loss	—	—	—	—	—
Balance at September 30, 2021	5,031,250	$503	$24,497	$(9,647)	$15,353

The accompanying notes are an integral part of the unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Period from February 16, 2021 (inception) through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$5,444,903	$(9,647)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	9,647
Share-based compensation	1,963,265	—
Change in fair value of warrant liabilities	(7,788,441)	—
Gain on investments held in Trust Account	(1,019,940)	—
Gain on waiver of deferred underwriting fees	(240,082)	—
Changes in operating assets and liabilities:
Prepaid insurance and other current assets	301,091	—
Accounts payable	45,674	—
Accrued expenses	6,331	—
Accrued offering costs	680,032	—
Due to Sponsor	(28,389)	$—
Net cash used in operating activities	$(635,556)	$—

Cash Flows from Financing Activities:
Advances from Sponsor	—	15,876
Proceeds from issuance of Promissory note to Sponsor	—	300,000
Payment of deferred offering costs	—	(256,789)
Net cash provided by financing activities	$—	$59,087

Net Change in Cash	(635,566)	59,087
Cash - Beginning of period	1,366,553	—
Cash - End of period	$730,997	$59,087

Non-cash investing and financing activities:
Waiver of deferred underwriting fee payable (see Note 6)	$4,658,753	$—
Remeasurement of Class A ordinary shares subject to redemption value	$919,940	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$15,353
Deferred offering costs included in Due to Sponsor	$—	$31,838
Deferred offering costs included in accrued offering costs	$—	$415,194

The accompanying notes are an integral part of the unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 16, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income or loss in the form of interest income or gains (losses) on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. In addition, the Company will recognize non-operating income or loss on the change in fair value of the warrant liabilities.

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

Following the closing of the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Warrants, an amount of $201,951,985 ($10.10 per Unit) was placed in a trust account (the “Trust Account”) and was invested in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Initial Public Offering; and (iii) absent an initial Business Combination occurring prior to November 2, 2023 or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, the return of the funds held in the Trust Account to the Public Shareholders as part of the redemption of the Public Shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. If the Company is deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder the Company’s ability to complete a Business Combination. If the Company is unable to complete the initial Business Combination, the Company’s public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and the warrants will expire worthless.

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

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account ($10.10 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

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

The Company will have until November 2, 2023 to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per Public Share due to reductions in the value of the trust assets, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavouring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

As of September 30, 2022, the Company had $730,997 in cash held outside of the Trust Account and a working capital deficit of $1,049,006.

If a Business Combination is not consummated by November 2, 2023, there be a mandatory liquidation and subsequent dissolution of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined the November 2, 2023 Combination Period deadline raises a substantial doubt about the Company’s ability to continue as a going concern from the date that these unaudited condensed financial statements are filed, if it does not complete a Business Combination prior to such date. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on April 7, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 or December 31, 2021.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Investments Held in Trust Account

At September 30, 2022, the assets held in the Trust Account are $202,971,925, and are held in money market funds, which are invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in gain (loss) on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of September 30, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000) from December 31, 2021. As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $919,940 during the nine months ended September 30, 2022.

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$199,952,460
Less:
Proceeds allocated to Public Warrants	(9,797,808)
Issuance costs allocated to Class A ordinary shares	(29,576,119)
Plus:
Remeasurement of carrying value to redemption value	41,373,452
Class A ordinary shares subject to possible redemption as of December 31, 2021	201,951,985
Plus:
Remeasurement of carrying value to redemption value	68,904
Class A ordinary shares subject to possible redemption as of June 30, 2022	$202,020,889
Plus:
Remeasurement of carrying value to redemption value	851,036
Class A ordinary shares subject to possible redemption as of September 30, 2022	$202,871,925

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering (“SAB Topic 5A”). Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $32,005,743 as a result of the Initial Public Offering (consisting of a $3,999,049 underwriting discount, $6,998,336 of deferred underwriting fees, $18,958,165 of Anchor Investor offering costs, and $2,050,193 of other offering costs). The Company recorded $29,576,119 of offering costs as a reduction of temporary equity in connection with the shares of Class A ordinary shares included in the Units. The Company immediately expensed $2,429,624 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities. The Company incurred additional offering costs amounting to $1,969,181 and $1,289,149 for which payment is contingent upon the completion of a Business Combination. These are recorded as accrued contingent legal costs within the condensed balance sheets as of September 30, 2022 and December 31, 2021.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

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

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		For the period from February 16, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss)
Numerator:
Net income (loss)	$1,745,474	$436,369	$—	$—	$4,355,922	$1,088,981	$—	$(9,647)
Denominator:
Basic and diluted weighted average shares outstanding	19,995,246	4,998,811	—	4,375,000	19,995,246	4,998,811	—	4,375,000
Basic and diluted net income (loss) per share	$0.09	$0.09	$—	$(0.00)	$0.22	$0.22	$—	$(0.00)

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

The following reflects the fair value hierarchy established by ASC 820:

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

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Share-Based Compensation

Share-based compensation is accounted for based on the requirements of ASC 718, Compensation–Stock Compensation (“ASC 718”), which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee, non-employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee, non-employee and director services received in exchange for an award based on the grant-date fair value of the award. For the nine months ended September 30, 2022, the Company recognized $1,963,265 of share-based compensation related to 659,844 Founder Shares to be transferred to Sustainable Development Capital LLP for certain services performed per the Investment Advisory Agreement (See Note 5).

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

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Administrative Support Agreement

On October 28, 2021, the Company entered into an agreement to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, $60,000 and $180,000, respectively, of administrative support expenses were incurred. During the three months ended September 30, 2021 and the period from February 16, 2021 (inception) through September 30, 2021, there were no expenses incurred related to the agreement.

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

On August 5, 2022, the Company incurred costs associated to web based services provided by the Advisor. For the period ended September 30, 2022 and December 31, 2021, the total costs incurred are $24,062 and $0, respectively, and recorded in operating and formation costs within the condensed statements of operations.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Company’s sponsor or an affiliate of the sponsor or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, it may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by the officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Company’s sponsor, its affiliates or the management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of September 30, 2022 and December 31, 2021, there were no such loans outstanding.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The underwriters received a cash underwriting discount of $0.20 per Unit, or $3,999,049 in the aggregate, which became payable at the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $6,998,336 in the aggregate. In July 2022, a portion of the deferred underwriting fee in the amount of $4,898,835 was waived by Goldman Sachs & Co. LLC Securities, Inc., one of the underwriters. Upon IPO, a portion of the entire deferred underwriting fee was allocated to public warrants, which resulted in a charge to the statement of operations. Therefore, a portion of this waived deferred underwriting fee was recorded as a gain in the condensed statements of operations in the amount of $240,082 for the three and nine months ended September 30, 2022. The remaining $4,658,753 was recorded as a reduction to accumulated deficit as of September 30, 2022.

On October 14, 2022, BofA Securities, Inc., the other underwriter, waived the remaining underwriting fee outstanding of $2,099,501 in full. (see Note 10)

NOTE 7. WARRANTS

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

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 8. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference shares — The Company is authorized to issue 5,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 19,995,246 Class A ordinary shares issued and outstanding, including 19,995,246 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 4,998,811 Class B ordinary shares outstanding.

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

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Investments held in Trust Account:
Money Market investments	$202,971,925	$202,971,925	$—	$—
Liabilities
Warrant liability – Public Warrants	$899,786	$899,786	$—	$—
Warrant liability – Private Placement Warrants	809,872	—	—	809,872
	$1,709,658	$899,786	$—	$809,872
December 31, 2021
Liabilities
Warrant liability – Public Warrants	$4,998,812	$4,998,812	$—	$—
Warrant liability – Private Placement Warrants	4,499,287	—	—	4,499,287
	$9,498,099	$4,998,812	$—	$4,499,287

The measurement of the Public Warrants as of September 30, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker SEDA.WS. The quoted price of the Public Warrants was $0.09 and $0.50 per warrant as of September 30, 2022 and December 31, 2021, respectively. At December 31, 2021, the amount in the Trust Account was comprised solely of cash.

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

The following table provides the significant inputs to the Monte Carlo simulation model for the fair value of the Private Placement Warrants:

	As of September 30, 2022	As of December 31, 2021
Stock price	$9.89	$9.74
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5.59	6.34
Volatility	5.1%	8.3%
Risk-free rate	3.95%	1.37%
Fair value	$0.09	$0.50

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2021 - private placement warrants	$4,499,287
Change in fair value	(1,529,757)
Fair value as of March 31, 2022 - private placement warrants	2,969,530
Change in fair value	(1,079,829)
Fair value as of June 30, 2022 - private placement warrants	1,889,701
Change in fair value	(1,079,829)
Fair value as of September 30, 2022 - private placement warrants	$809,872

The Company recognized gains in connection with changes in the fair value of the Public Warrants and Private Placement Warrants of $2,279,544 and $7,788,441, respectively, in the condensed Statements of Operations for the three and nine months ended September 30, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 14, 2022, BofA Securities, Inc., one of the underwriters, waived the remaining underwriting fee outstanding of $2,099,501 in full (Note 6).

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “project,” “possible,” “might,” “predict,” “should,” “would,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 7, 2022, Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 20, 2022, and Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 12, 2022. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the nine months ended September 30, 2022 and for the period from February 16, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income or gains (losses) on investments on the cash and investments held in a Trust Account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $2,181,843, which was a result of a gain in the change in fair value of warrant liabilities of $2,279,544, a gain on the investments held in the trust account of $851,036 and a gain on the waiver of deferred underwriting fees of $240,082, which was offset by operating and formation costs of $1,188,819.

For the three months ended September 30, 2021 there was no operating activity.

For the nine months ended September 30, 2022, we had net income of $5,444,903, which was a result of a gain in the change in fair value of warrant liabilities of $7,788,441, a gain on the investments held in the trust account of $1,019,940 and a gain on the waiver of deferred underwriting fees of $240,082, which was offset by operating and formation costs of $3,603,560.

For the period from February 16, 2021 (inception) through September 30, 2021 we had a net loss of $9,647, which resulted entirely from operating and formation costs.

Liquidity, Capital Resources and Going Concern

For the nine months ended September 30, 2022, net cash used in operating activities was $635,556, which was due to a gain in the fair value of warrant liabilities of $7,788,441, a gain on investments held in the Trust Account of $1,019,940 and a gain on the waiver of deferred underwriting fees of $240,082 offset by our net income of $5,444,903 share-based compensation of $1,963,265, and changes in operating assets and liabilities of $1,004,739.

For the period from February 16, 2021 (inception) through September 30, 2021, net cash used in operating activities was $0. This resulted from our net loss of $9,647 being offset by formation costs paid by our Sponsor of $9,647.

For the nine months ended September 30, 2022, there was no cash provided by financing or investing activities.

For the period from February 16, 2021 (inception) through September 30, 2021, net cash provided by financing activities was $59,087. This was a result of proceeds from the issuance of a promissory note to our Sponsor of $300,000 offset by payments of deferred offering costs of $256,789 and an advance from our Sponsor of $15,876.

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

As of September 30, 2022, we had cash of $730,997 held outside the Trust Account. We will use the proceeds from the Initial Public Offering held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions), to complete our initial Business Combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Public Warrants (as defined below) that may be issued upon conversion of the working capital loans (the “Working Capital Loans”) (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination. The Company bears the expenses incurred in connection with the filing of any such registration statements.

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

The underwriters received a cash underwriting discount of $0.20 per Unit, or $3,999,049 in the aggregate, which became payable at the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $6,998,336 in the aggregate. In July 2022, a portion of the deferred underwriting fee in the amount of $4,898,835 was waived by Goldman Sachs & Co. LLC Securities, Inc., one of the underwriters. Upon IPO, a portion of the entire deferred underwriting fee was allocated to public warrants, which resulted in a charge to the statement of operations. Therefore, a portion of this waived deferred underwriting fee was recorded as a gain in the condensed statements of operations in the amount of $240,082 for the three and nine months ended September 30, 2022. The remaining $4,658,753 was recorded as a reduction to accumulated deficit as of September 30, 2022.

On October 14, 2022, BofA Securities, Inc., the other underwriter, waived the remaining underwriting fee outstanding of $2,099,501 in full.

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

On August 5, 2022, the Company incurred costs associated to web based services provided by the Advisor. For the period ended September 30, 2022, and December 31, 2021, the total costs incurred are $24,062 and $0, respectively and recorded in operating and formation costs within the condensed statements of operations.

Administrative Support Agreement

On October 28, 2021, the Company entered into an agreement to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, $60,000 and $180,000, respectively, of administrative support expenses were incurred. During the three months ended September 30, 2021 and the period from February 16, 2021 (inception) through September 30, 2021 there were no expenses incurred related to the agreement.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of September 30, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $919,940 as of September 30, 2022.

Share-Based Compensation

Share-based compensation is accounted for based on the requirements of ASC 718, Compensation-Stock Compensation (“ASC 718”), which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee, non-employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, non-employee and director services received in exchange for an award based on the grant-date fair value of the award. For the nine months ended September 30, 2022, the Company recognized $1,963,265 of share-based compensation related to 659,844 Founder Shares to be transferred to Sustainable Development Capital LLP for certain services performed per the Investment Advisory Agreement.

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

The warrants issued in connection with the Initial Public Offering and exercise of the over-allotment (the “Public Warrants”), and the Private Placement Warrants, are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants after detachment from the Units issued in the Initial Public Offering is classified as Level 1 due to the use of an observable market quote in an active market under the ticker SEDA.WS. The Company utilizes a Monte Carlo Simulation model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo Simulation model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022.

Management concluded that material weaknesses in internal control over financial reporting existed relating to: (i) the recording of accruals, payables, and expenses; and (ii) Management’s review process over financial statement balances and activity incurred during the reporting period. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses resulted in adjustments of the Company’s unaudited financial statements as of and for the period ended September 30, 2022, to record and adjust our accounts payable, accrued expenses, accrued offering costs, accumulated deficit and expenses incurred.

Management plans to enhance our supervisory review of accounting procedures regarding period end accruals, accounts payable and expenses incurred, related to activity occurring in future periods. Our updated processes include increased communication among our personnel and third-party professionals with whom we consult regarding accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses and remediation efforts mentioned above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting for the fiscal quarter ending September 30, 2022.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on April 7, 2022, Quarterly Report on Form 10-Q filed with the SEC on May 20, 2022, and Quarterly Report on Form 10-Q filed with the SEC on August 12, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 7, 2022, Quarterly Report on Form 10-Q filed with the SEC on May 20, 2022, and Quarterly Report on Form 10-Q filed with the SEC on August 12, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

SDCL EDGE ACQUISITION CORPORATION

Date: November 14, 2022	By:	/s/ Jonathan Maxwell
Jonathan Maxwell
Co-Chief Executive Officer