Form 10-K
period 2022-12-31
SDCL EDGE Acquisition Corp
filed 2023-03-30
CIK 1846975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $202,020,889.

As of March 29, 2023, the Registrant had 19,995,246 Class A ordinary shares, par value $0.0001 per share, and 4,998,811 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SDCL EDGE ACQUISITION CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial Business Combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, global hostilities, natural disasters or a significant outbreak of other infectious diseases);

●	the ability of our officers and directors to generate potential Business Combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

ii

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

iii

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

The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on October 28, 2021. On November 2, 2021, we consummated the Initial Public Offering of 17,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $175,000,000, and incurring offering costs of approximately $28.2 million, inclusive of approximately $6.1 million in deferred underwriting commissions, which were later waived in full by Goldman Sachs & Co. LLC Securities, Inc., and BofA Securities, Inc., the underwriters.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,250,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement (the “Private Placement”) to our Sponsor, Sustainable Investors Fund, LP (“Capricorn”), and Seaside Holdings (Nominee) Limited (“Seaside” and, together with Capricorn, the “A Anchor Investors”) generating gross proceeds of $8,250,000.

We had granted the underwriters in the Initial Public Offering (the “Underwriters”) a 45-day option to purchase up to 2,625,000 additional Units to cover over-allotments, if any. On November 16, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,495,246 Units (the “Over-Allotment Units”), generating gross proceeds of $24,952,460, and incurred $499,049 in cash offering costs.

Simultaneously with the closing of the exercise of the over-allotment option, we consummated the sale of 748,574 warrants (the “Over-Allotment Warrants”) at a purchase price of $1.00 per warrant in a Private Placement to our Sponsor and the A Anchor Investors generating gross proceeds of $748,574.

Following the closing of the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Warrants, an amount of $201,951,985 ($10.10 per Unit) was placed in a Trust Account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act 1940, as amended, or the Investment Company Act, as determined by us, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of the Public Shares if we do not complete the initial Business Combination within 24 months from the closing of the Initial Public Offering; and (iii) absent an initial Business Combination within 24 months from the closing of the Initial Public Offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, the return of the funds held in the Trust Account to the public shareholders as part of the redemption of the Public Shares.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. We will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Our management has agreed that an amount equal to at least $10.10 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Warrants, will be held in a Trust Account, located in the United States and invested only in U.S. government securities with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account.

We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources. We have not engaged in, and we will not engage in, any operations until we complete a Business Combination, and we have not generated any operating revenue to date. All activity for the period from February 16, 2021 (inception) through December 31, 2022 relates to our formation, the preparation for the Initial Public Offering, and following the closing of the Initial Public Offering, the search for a prospective initial Business Combination. Based on our business activities, we are a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

We will provide our public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a Business Combination or conduct a tender offer will be made by us, in our sole discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account ($10.10 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to our warrants. The Class A ordinary shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

Unless we seek an extension through shareholder approval, we have until 24 months from the closing of the Initial Public Offering (the “Combination Period”) to complete a Business Combination. If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Business Combination Criteria

So long as our securities are then listed on the NYSE, our initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding taxes payable on the interest earned on the Trust Account (if any)) at the time of signing a definitive agreement in connection with our initial Business Combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, Inc., or FINRA, or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if our board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and our board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

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

We currently do not have any specific Business Combination under consideration. Our officers and directors have not had any substantive discussions regarding possible target businesses among themselves or with our underwriters or other advisors. Our management team is regularly made aware of potential business opportunities, one or more of which we may desire to pursue for a Business Combination, but we have not (nor has anyone on our behalf) had any substantive discussions, formal or otherwise, with respect to a Business Combination transaction with our Company. Additionally, we have not, nor has anyone on our behalf, taken any substantive measure, directly or indirectly, to identify or locate any suitable acquisition candidate for us, nor have we engaged or retained any agent or other representative to identify or locate any such acquisition candidate.

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

In July 2021, the SEC charged a Special Purpose Acquisition Company (a “SPAC”) for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the SPAC and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our Sponsor will not become subject to regulatory actions related to such efforts.

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

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, global hostilities, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

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

In particular, in response to Russia’s invasion of Ukraine, the United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. This rising conflict and the resulting market volatility could adversely affect global economic, political and market conditions. Additionally, tensions between the United States and China have led to increased tariffs and trade restrictions. The United States has imposed economic sanctions on certain Chinese individuals and entities and restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. These and other global and regional conditions may adversely impact our business and our ability to find an attractive target businesses with which to consummate our initial Business Combination.

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

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination, our Sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or warrants in such transactions.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we have not consummated an initial Business Combination within twenty-four (24) months from the closing of the Initial Public Offering, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.10 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the IPO registration statement, our Sponsor agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

In accordance with the NYSE corporate governance requirements, we are not required to hold a general meeting until one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Act (as the same may be supplemented or amended from time to time, the “Companies Act”) for us to hold annual or extraordinary general meetings to elect directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first general meeting) serving a three-year term. As holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors prior to consummation of our initial Business Combination. In addition, holders of a majority of our Founder Shares may remove a member of our board of directors for any reason.

Because we are neither limited to evaluating a target business in a particular industry, sector or geographic area nor any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue Business Combination opportunities with an operating company of any size (subject to our satisfaction of the 80% of net assets test) and in any industry, sector or geographic area, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units, ordinary shares or warrants will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries or sectors that may or may not be outside of our management’s area of expertise.

We will consider a Business Combination outside of our management’s area of expertise if a Business Combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units, ordinary shares or warrants will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a Business Combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our initial Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Due to the number of special purpose acquisition companies evaluating targets, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target or to consummate an initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial Business Combination, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many special acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target and to consummate an initial Business Combination.

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

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within twenty-four (24) months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial Business Combination within twenty-four (24) months from the closing of the Initial Public Offering, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

Our Units were sold in the Initial Public Offering at a price of $10.00 per unit and the amount in our Trust Account was $10.10 per public share, implying an initial value of $10.10 per public share. However, prior to the Initial Public Offering, our Sponsor and the Anchor Investors paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.005 per share. As a result, the value of your Public Shares may be significantly diluted upon the consummation of our initial Business Combination, when the Founder Shares are converted into Public Shares. For example, the following table shows the dilutive effect of the Founder Shares on the implied value of the Public Shares upon the consummation of our initial Business Combination assuming that our equity value at that time is $201,951,985, which is the amount we would have for our initial Business Combination in the Trust Account, no interest is earned on the funds held in the Trust Account, and no Public Shares are redeemed in connection with our initial Business Combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our Public Shares, the Business Combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our ordinary shares would have an implied value of $8.08 per share upon consummation of our initial Business Combination, which is a 20% decrease as compared to the initial implied value per public share of $10.10.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of December 31, 2022, there were 25,495,008 and 0 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance taking into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination as described herein and in our amended and restated memorandum and articles of association. As of December 31, 2022, there were no preference shares issued and outstanding.

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

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of our board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial Business Combination only holders of our Class B ordinary shares, which have been issued to our Sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholder’s derivative action in a Federal court of the United States.

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

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of our board of directors or controlling shareholders than they would as public shareholders of a United States company.

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

Our Sponsor owns, on an as-converted basis, approximately 12.5% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial Business Combination. If our Sponsor purchases any Units or any additional Class A ordinary shares in the open market or in privately negotiated transactions, this would increase its control. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold a general meeting to elect new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of our board of directors will be considered for appointment and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial Business Combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial Business Combination.

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

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future Business Combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;

●	rates of inflation, price instability and interest rate fluctuations;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	government appropriation of assets, regime changes and political upheaval;

●	terrorist attacks, natural disasters, global hostilities and wars; and

●	deterioration of political relations with the United States.

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

General Risk Factors

We have no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

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

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Our PFIC status for our taxable year ended December 31, 2021, our taxable year ended December 31, 2022, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable year ended December 31, 2021, our taxable year ended December 31, 2022, our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year.

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

We have made available on our website a PFIC Annual Information Statement to enable U.S. Holders to make a QEF election with respect to our taxable year ended December 31, 2022. If you are a U.S. Holder who held our shares at any point during your taxable year that includes December 31, 2022, you should consult your tax advisor regarding such a QEF election, and the procedures necessary to validly make and maintain such election. Our website can be found at https://www.sdcledge.com. The reference to our website is a textual reference only. Information contained in the website is not a part of, and is not incorporated by reference into, this Annual Report.

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

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, assuming that our initial Business Combination is not completed during that time. We have incurred, and expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, other than Working Capital Loans, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the funds available to us, we could use a portion of the funds to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we enter into a letter of intent or merger agreements where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “Risk Factors—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

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

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

The United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

In addition, the invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

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

Item 4. Mine Safety Disclosures.

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

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

As of March 29, 2023, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded Class A ordinary shares, and approximately four holders of record of our redeemable warrants.

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

Should the Anchor Investors vote their Class A ordinary shares in favor of the initial Business Combination, no votes from other public shareholders would be required to approve the initial Business Combination. The Anchor Investors may have different interests with respect to a vote on an initial Business Combination than other public shareholders due to their ownership interests in the Company.

The Anchor Investors have not been granted any shareholder or other rights in addition to those afforded to our other public shareholders. Further, the Anchor Investors are not required to (i) hold any Units, Class A ordinary shares or warrants they purchased in the Initial Public Offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of the Business Combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of the Business Combination. The Anchor Investors have the same rights to the funds held in the Trust Account with respect to the Class A ordinary shares underlying the Units they hold as the rights afforded to our other public shareholders.

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

In connection with the Initial Public Offering, we incurred transaction costs of approximately $32,005,743 (including underwriting discounts of $3,999,049, deferred underwriting commissions of approximately $6,998,336 in the aggregate (waived in full), $18,958,165 for the excess fair value of Founder Shares attributable to the Anchor Investors as otherwise detailed herein, and $2,050,193 in other offering costs). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (the latter, waived in full) and the Initial Public Offering expenses, following the closing of the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Warrants, an amount of $201,951,985 ($10.10 per Unit) was placed in a Trust Account and invested as described elsewhere in this Annual Report on Form 10-K.

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

Special Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on October 28, 2021. On November 2, 2021, we consummated our Initial Public Offering of 17,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $175,000,000. On November 16, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 2,495,246 Units (the “Over-Allotment Units”), generating gross proceeds of $24,952,460 (and aggregate gross proceeds of $199,952,460). The underwriters waived in full their entitlement to deferred underwriting fees of $6,998,336 in the aggregate ($0.35 per Unit).

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 16, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in our Trust Account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $4,822,634, which was a result of a gain in the change in fair value of warrant liabilities of $6,458,708, a gain on the investments held in the trust account of $2,689,177 and a gain on the waiver of deferred underwriting fees of $342,975, which was offset by operating and formation costs of $4,668,226.

For the period from February 16, 2021 (inception) through December 31, 2021, we had net income of $5,875,399, which resulted from a gain on change in the fair value of warrant liabilities of $9,118,176, offset in part by expensed offering costs of $2,429,624 and operating and formation costs of $813,153.

Liquidity and Capital Resources

For the year ended December 31, 2022, net cash used in operating activities was $755,582, which was due to a non-cash gain on the change in fair value of warrant liabilities of $6,458,708, a gain on investments held in the Trust Account of $2,689,177 and changes in working capital of $1,278,116, offset in part by our net income of $4,822,634, share-based compensation expense of $2,634,528 and a non-cash gain on the waiver of deferred underwriting fees of $342,975.

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

For the year ended December 31, 2022, there was no cash provided by or used in financing or investing activities.

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

As of December 31, 2022, we had cash of $610,971 held outside the Trust Account. We will use the proceeds from the Initial Public Offering held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our initial business combination. We may withdraw interest income (if any) to pay income taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022 and 2021.

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

The underwriters received a cash underwriting discount of $0.20 per Unit, or $3,999,049 in the aggregate, which became payable at the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $6,998,336 in the aggregate. In July and October 2022, the deferred underwriting fee was waived in full by Goldman Sachs & Co. LLC Securities, Inc., and BofA Securities, Inc., the underwriters. Upon completion of the Initial Public Offering, a portion of the entire deferred underwriting fee was allocated to public warrants, which resulted in a charge to the statement of operations. Therefore, a portion of this waived deferred underwriting fee was recorded as a gain in the statement of operations in the amount of $342,975 for the year ended December 31, 2022. The remaining $6,655,361 was recorded as a reduction to accumulated deficit as of December 31, 2022.

Administrative Support Agreement

On October 28, 2021, the Company entered into an agreement to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of an initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022 and for the period from February 16, 2021 (inception) through December 31, 2021, $240,000 and $38,710 of administrative support expenses were incurred related to the agreement.

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

On August 5, 2022, the Company incurred costs associated with web-based services provided by the Advisor. For the year ended December 31, 2022 the total costs incurred are $24,062 and are recorded in operating and formation costs within the statements of operations.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of December 31, 2022 increased from December 31, 2021 as the income earned on the Trust Account during the year ended December 31, 2022 exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $2,589,178 during the year ended December 31, 2022.

Share-Based Compensation

Share-based compensation is accounted for based on the requirements of ASC 718, Compensation–Stock Compensation (“ASC 718”), which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee, non-employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, non-employee and director services received in exchange for an award based on the grant-date fair value of the award. For the year ended December 31, 2022 the Company recognized $2,634,528 of share-based compensation related to 659,844 Founder Shares to be transferred to Sustainable Development Capital LLP for certain services performed per the Investment Advisory Agreement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”.) For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Item 8. Financial Statements and Supplementary Data

SDCL EDGE ACQUISITION CORPORATION

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID # 688)	F-2
Balance Sheets	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from February 16, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from February 16, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 16, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

SDCL EDGE Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SDCL EDGE Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2022, and for the period from February 16, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, and its cash flows for the year ended December 31, 2022, and for the period from February 16, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company currently has a mandatory liquidation date of November 2, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Boston, MA

March 30, 2023

SDCL EDGE ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$610,971	$1,366,553
Prepaid insurance and other current assets	345,166	427,481
Total current assets	956,137	1,794,034

Prepaid insurance - noncurrent	-	343,952
Investments and cash held in trust account	204,641,162	201,951,985
TOTAL ASSETS	$205,597,299	$204,089,971

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$81,076	5,554
Accrued expenses	181,633	153,803
Accrued contingent legal costs	2,066,035	1,289,149
Due to Sponsor	37,628	66,017
Total current liabilities	2,366,372	1,514,523

Warrant liabilities	3,039,391	9,498,099
Deferred underwriting fee payable	-	6,998,336
Total Liabilities	5,405,763	18,010,958

Commitments (Note 6)
Class A ordinary shares subject to possible redemption; 19,995,246 shares at redemption value of $10.23 per share and $10.10 per share at December 31, 2022 and 2021, respectively	204,541,163	201,951,985

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 19,995,246 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,998,811 shares issued and outstanding[1]	500	500
Additional paid-in capital	2,634,528	-
Accumulated deficit	(6,984,655)	(15,873,472)
Total Shareholders’ Deficit	(4,349,627)	(15,872,972)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$205,597,299	$204,089,971

(1)	Includes up to 656,250 Class B ordinary shares subject to repurchase by the Company if the over-allotment option is not exercised in full or in part by the underwriter. The underwriters partially exercised their over-allotment option on November 16, 2021. As a result of the underwriters’ partial exercise of the over-allotment option, the Company repurchased and cancelled 32,439 Founders Shares. No other Founder Shares remain subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

SDCL EDGE ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 16, 2021
(INCEPTION) THROUGH DECEMBER 31, 2021

	For the Year Ended December 31, 2022	For the Period from February 16, 2021 (Inception) Through December 31, 2021
Operating and formation costs	$4,668,226	$813,153
Loss from operations	(4,668,226)	(813,153)
Other (expense) income:
Expensed offering costs	-	(2,429,624)
Change in fair value of warrant liabilities	6,458,708	9,118,176
Gain on investments held in Trust Account	2,689,177	-
Gain on waiver of deferred underwriting fees	342,975	-
Net income	$4,822,634	$5,875,399

Basic and diluted weighted average shares outstanding, Class A Ordinary Shares	19,995,246	3,599,956
Basic and diluted net income per share, Class A Ordinary Shares	$0.19	$0.74
Basic and diluted weighted average shares outstanding, Class B Ordinary Shares[1]	4,998,811	4,307,335
Basic and diluted net income per share, Class B Ordinary Shares	$0.19	$0.74

(1)	Includes up to 656,250 Class B ordinary shares subject to repurchase by the Company if the over-allotment option is not exercised in full or in part by the underwriter. The underwriters partially exercised their over-allotment option on November 16, 2021. As a result of the underwriters’ partial exercise of the over-allotment option, the Company repurchased and cancelled 32,439 Founders Shares. No other Founder Shares remain subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

SDCL EDGE ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 16, 2021
(INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at February 16, 2021 (inception)	$-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor(1)	5,031,250	503	24,497	-	25,000
Net Income	-	-	-	5,875,399	5,875,399
Share-based compensation	-	-	461,945	-	461,945
Excess of cash received over fair value of private placement warrants	-	-	179,971	-	179,971
Excess fair value of Founder Shares transferred to Anchor Investors	-	-	18,958,165	-	18,958,165
Accretion of Class A ordinary shares to redemption amount	-	-	(19,624,578)	(21,748,874)	(41,373,452)
Forfeiture of Class B ordinary shares upon exercise of over-allotment option(1)	(32,439)	(3)	-	3	-
Balance at December 31, 2021	4,998,811	500	-	(15,873,472)	(15,872,972)
Net income	-	-	-	4,822,634	4,822,634
Share-based compensation	-	-	2,634,528	-	2,634,528
Remeasurement of Class A ordinary shares to redemption amount	-	-	-	(2,589,178)	(2,589,178)
Waiver of deferred underwriting fee payable (see Note 6)	-	-	-	6,655,361	6,655,361
Balance at December 31, 2022	4,998,811	$500	$2,634,528	$(6,984,655)	$(4,349,627)

(1)	Includes up to 656,250 Class B ordinary shares subject to repurchase by the Company if the over-allotment option is not exercised in full or in part by the underwriter. The underwriters partially exercised their over-allotment option on November 16, 2021. As a result of the underwriters’ partial exercise of the over-allotment option, the Company repurchased and cancelled 32,439 Founders Shares. No other Founder Shares remain subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

SDCL EDGE ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 16, 2021
(INCEPTION) THROUGH DECEMBER 31, 2021

	For the year ended December 31, 2022	For the Period from February 16, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income	$4,822,634	$5,875,399
Adjustments to reconcile net income to net cash used in operating activities:
Expensed offering costs	-	2,429,624
Share-based compensation	2,634,528	461,945
Change in fair value of warrant liabilities	(6,458,708)	(9,118,176)
Gain on investments held in Trust Account	(2,689,177)	-
Gain on waiver of deferred underwriting fees	(342,975)	-
Changes in operating assets and liabilities:
Prepaid insurance and other current assets	426,267	(771,433)
Accounts payable	75,522	5,554
Accrued expenses	27,830	153,803
Accrued contingent legal costs	776,886	-
Due to Sponsor	(28,389)	-
Net cash used in operating activities	(755,582)	(963,284)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(201,951,985)
Net cash used in investing activities	-	(201,951,985)

Cash Flows from Financing Activities:
Advances from Sponsor	-	66,017
Proceeds from issuance of Class B ordinary shares to Sponsor	-	25,000
Proceeds from issuance of Promissory note to Sponsor	-	300,000
Repayment of promissory note	-	(300,000)
Proceeds from initial public offering and exercise of over-allotment option, net of underwriter’s discount paid	-	195,953,412
Proceeds from sale of private placement warrants	-	8,998,574
Payment of deferred offering costs	-	(761,181)
Net cash used in financing activities	-	204,281,822

Net change in cash	(755,582)	1,366,553
Cash - beginning of period	1,366,553	-
Cash - end of period	$610,971	$1,366,553

Non-cash investing and financing activities
Waiver of deferred underwriting fee payable (see Note 6)	$6,655,361	$-
Remeasurement of Class A ordinary shares subject to redemption to redemption value	$2,589,178	$41,373,452
Excess fair value of Founder Shares attributable to Anchor Investors	$-	$18,958,165
Deferred underwriting fee payable	$-	$6,998,336
Forfeiture of Class B Founder Shares	$-	$3
Deferred offering costs included in accrued offering costs	$-	$1,289,149

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 16, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income or loss in the form of interest income or gains (losses) on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. In addition, the Company will recognize non-operating income or loss on the change in fair value of the warrant liabilities.

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

Going Concern Consideration

As of December 31, 2022, the Company had $610,971 in cash held outside of the Trust Account and a working capital deficit of $1,410,235.

If a Business Combination is not consummated by November 2, 2023, there will be mandatory liquidation and subsequent dissolution of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined the November 2, 2023 Combination Period deadline raises substantial doubt about the Company’s ability to continue as a going concern from the date that these financial statements are issued, if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The significant estimates identified by management include valuation of public and private warrants, contingent legal costs, and going concern assessment.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 or 2021.

Investments Held in Trust Account

At December 31, 2022, the assets held in the Trust Account are $204,641,162, and are held in money market funds, which are invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in net gain (loss) on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At December 31, 2021 the Company held cash in the Trust Account of $201,951,985.

Class A Ordinary Shares Subject to Possible Redemption

All of the 19,995,246 Class A ordinary shares sold as part of the Units in the Initial Public Offering and the partial exercise of the over-allotment option contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of December 31, 2022 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000) from December 31, 2021. As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $2,589,178 during the year ended December 31, 2022 and $0 for the period from February 16, 2021 (inception) through December 31, 2021.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

As of December 31, 2022 and 2021, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption
Gross proceeds	$199,952,460
Less:
Proceeds allocated to Public Warrants	(9,797,808)
Issuance costs allocated to Class A ordinary shares	(29,576,119)
Plus:
Remeasurement of carrying value to redemption value	41,373,452
Class A ordinary shares subject to possible redemption as of December 31, 2021	201,951,985
Plus:
Remeasurement of carrying value to redemption value	2,589,178
Class A ordinary shares subject to possible redemption as of December 31, 2022	$204,541,163

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering (“SAB Topic 5A”). Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $32,005,743 as a result of the Initial Public Offering (consisting of a $3,999,049 underwriting discount, $6,998,336 of deferred underwriting fees, $18,958,165 of Anchor Investor offering costs, and $2,050,193 of other offering costs). The Company recorded $29,576,119 of offering costs as a reduction of temporary equity in connection with the shares of Class A ordinary shares included in the Units. The Company immediately expensed $2,429,624 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities. The Company incurred additional offering costs amounting to $2,066,035 and $1,289,149 for which payment is contingent upon the completion of a Business Combination. These are recorded as accrued contingent legal costs within the balance sheets as of December 31, 2022 and 2021.

In July and October 2022, the deferred underwriting fee was waived in full by Goldman Sachs & Co. LLC Securities, Inc., and BofA Securities, Inc., the underwriters. Upon IPO, a portion of the entire deferred underwriting fee was allocated to public warrants, which resulted in a charge to the statement of operations. Therefore, a portion of this waived deferred underwriting fee was recorded as a gain in the statements of operations in the amount of $342,975 for the year ended December 31, 2022. The remaining $6,655,361 was recorded as a reduction to accumulated deficit as of December 31, 2022.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company’s management does not currently have and does not expect any unrecognized tax benefits to accrue over the next twelve months.

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

Net Income Per Ordinary Share

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Year Ended December 31, 2022		For the period from February 16, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$3,858,107	$964,527	$2,674,896	$3,200,503
Denominator:
Basic and diluted weighted average shares outstanding	19,995,246	4,998,811	3,599,956	4,307,335
Basic and diluted net income per share	$0.19	$0.19	$0.74	$0.74

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

Share-Based Compensation

Share-based compensation is accounted for based on the requirements of ASC 718, Compensation–Stock Compensation (“ASC 718”), which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee, non-employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee, non-employee and director services received in exchange for an award based on the grant-date fair value of the award. For the year ended December 31, 2022 and for the period from February 16, 2021 (inception) through December 31, 2021, the Company recognized $2,634,528 and $461,945, respectively, of share-based compensation related to 659,844 Founder Shares to be transferred to Sustainable Development Capital LLP for certain services performed per the Investment Advisory Agreement (See Note 5).

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
NOTES TO FINANCIAL STATEMENTS

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

On August 5, 2022, the Company incurred costs associated to web based services provided by the Advisor. During the year ended December 31, 2022 and the period from February 16, 2021 (inception) through December 31, 2021, the total costs incurred are $24,062 and $0, respectively, and recorded in operating and formation costs within the statements of operations.

Administrative Support Agreement

On October 28, 2021, the Company entered into an agreement to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2022, and the period from February 16, 2021 (inception) through December 31, 2021, $240,000 and $38,710, respectively, of administrative support expenses were incurred.

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

On August 5, 2022, the Company incurred costs associated with web-based services provided by the Advisor. For the year ended December 31, 2022 the total costs incurred are $24,062 and recorded in operating and formation costs within the statements of operations.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Company’s sponsor or an affiliate of the sponsor or certain of the officers and directors may loan the Company funds as may be required. If the Company completes an initial Business Combination, it may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by the officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Company’s sponsor, its affiliates or the management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of December 31, 2022 and 2021, there were no such loans outstanding.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

The underwriters received a cash underwriting discount of $0.20 per Unit, or $3,999,049 in the aggregate, which became payable at the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $6,998,336 in the aggregate. In July and October 2022, the deferred underwriting fee was waived in full by Goldman Sachs & Co. LLC Securities, Inc., and BofA Securities, Inc., the underwriters. Upon IPO, a portion of the entire deferred underwriting fee was allocated to public warrants, which resulted in a charge to the statement of operations. Therefore, a portion of this waived deferred underwriting fee was recorded as a gain in the statements of operations in the amount of $342,975 for the year ended December 31, 2022. The remaining $6,655,361 was recorded as a reduction to accumulated deficit as of December 31, 2022.

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

The Company accounts for the 18,996,197 warrants that were issued in connection with the Initial Public Offering (9,997,623) Public Warrants and 8,998,574 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option and the existence of the potential for net cash settlement for the warrant holders (but not all shareholders) in the event of a tender offer.

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were 19,995,246 Class A ordinary shares issued and outstanding, including 19,995,246 Class A ordinary shares subject to possible redemption.

Class B ordinary shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 4,998,811 Class B ordinary shares outstanding.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law.

The Class B ordinary shares will automatically convert into the Company’s Class A ordinary shares at the time of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Company’s Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Company’s Sponsor, the A Anchor Investors, the Company’s affiliates or any member of the management team upon conversion of the Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$204,641,162	$204,641,162	$-	$-
Liabilities
Warrant liability – Public Warrants	$1,599,620	$1,599,620	$-	$-
Warrant liability – Private Placement Warrants	1,439,771	-	-	1,439,771
	$3,039,391	$1,599,620	$-	$1,439,771
December 31, 2021
Assets
Investments held in Trust Account:
Cash	$201,951,985	$201,951,985	$-	$-
Liabilities
Warrant liability – Public Warrants	$4,998,812	$4,998,812	$-	$-
Warrant liability – Private Placement Warrants	4,499,287	-	-	4,499,287
	$9,498,099	$4,998,812	$-	$4,499,287

The measurement of the Public Warrants as of December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker SEDA.WS. The quoted price of the Public Warrants was $0.16 and $0.50 per warrant as of December 31, 2022 and 2021, respectively. At December 31, 2021, the amount in the Trust Account was comprised solely of cash.

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

The following table provides the significant inputs to the Monte Carlo simulation model for the fair value of the Private Placement Warrants:

	As of December 31, 2022	As of December 31, 2021
Stock price	$10.06	$9.74
Exercise price	$11.50	$11.50
Dividend yield	-%	-%
Expected term (in years)	5.34	6.34
Volatility	5.0%	8.3%
Risk-free rate	3.91%	1.37%
Fair value	$0.16	$0.50

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value at February 16, 2021 (inception)	$-
Initial measurement of Public Warrants and Private Placement Warrants as of November 2, 2021	16,660,000
Initial measurement of Public Warrants and Private Placement Warrants upon exercise of over-allotment on November 16, 2021	1,956,274
Change in fair value	(9,118,176)
Transfer of Public Warrants to Level 1 measurement	(4,998,812)
Fair value as of December 31, 2021 - private placement warrants	$4,499,287
Change in fair value	$(3,059,516)
Fair value as of December 31 2022 - private placement warrants	$1,439,771

The Company recognized a gain for the year ended December 31, 2022 and for the period from February 16, 2021 (inception) through December 31, 2021, in connection with changes in the fair value of the Public Warrants and Private Placement Warrants of $6,458,708, and $9,118,176, respectively, which is recorded in the statements of operations.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15 paragraphs 13(d)-15(e) and 15d-15 paragraphs 15(d)-15(e) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures are not effective as of December 31, 2022 because of the identification of a material weakness described below.

In connection with the preparation of the Quarterly Report for September 30, 2022, on Form 10-Q, we concluded that a material weaknesses in internal control over financial reporting existed relating to: (i) the recording of accruals, payables, and expenses; and (ii) Management’s review process over financial statement balances and activity incurred during the reporting period. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in adjustments of the Company’s unaudited financial statements as of and for the period ended September 30, 2022, to record and adjust our accounts payable, accrued expenses, accrued offering costs, accumulated deficit and expenses incurred.

Management has enhanced our supervisory review of accounting procedures regarding period end accruals, accounts payable and expenses incurred, related to activity occurring in future periods. Our updated processes include increased communication among our personnel and third-party professionals with whom we consult regarding accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(f) and 15-15(f) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weakness in our internal control over financial reporting related to (i) the recording of accruals, payables, and expenses; and (ii) Management’s review process over financial statement balances and activity incurred identified in the preparation of the Quarterly Report for September 30, 2022.

Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

Other than the material weakness and remediation efforts mentioned above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9.B. Other Information.

None.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Jonathan Maxwell	48	Co-Chief Executive Officer and Director
Michael Feldman	48	Co-Chief Executive Officer
Ned Davis	77	Chief Financial Officer and Chief Operating Officer
Lolita Jackson, MBE	54	Director
William Kriegel	77	Director
Michael Naylor	58	Director
Ana Maria Machado Fernandes	59	Director
Karl Olsoni	65	Director

Jonathan Maxwell has served as Chairman and Co-Chief Executive Officer of SDCL EDGE Acquisition Corporation since March 2021. Mr. Maxwell is currently the Chief Executive Officer of SDCL, which he founded. He has 25 years’ experience in international finance, infrastructure and private equity and has overall responsibility for SDCL’s investment activities. Mr. Maxwell is chair of the Investment Committee for SEEIT (SEIT.LN), the first listed investment company of its kind to invest exclusively in the energy efficiency sector. He is also serves as a director of Ireland Energy Efficiency Investments Plc. Mr. Maxwell has advised and invested on behalf of a number of national governments as well as a wide range of institutional investors. Prior to establishing SDCL, Mr. Maxwell was at HSBC Infrastructure and managed the initial public offering of the HSBC Infrastructure Company Limited, the first main market, London Stock Exchange listed infrastructure investment company, which now has an enterprise value of over £3 billion. Mr. Maxwell has a degree in Modern History from Oxford University. We believe that Mr. Maxwell is well qualified to serve as a director because of his extensive experience in international finance, infrastructure and private equity.

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

William Kriegel has served on the board of directors of the SDCL EDGE Acquisition Corporation since May 2021. Mr. Kriegel is currently Chairman of the Board of K Road Management, LLC with an outstanding track record of shareholder value creation over a 45 year career. Previously Mr. Kriegel was Chairman of the Board of Sithe Energies, a company he founded. Mr. Kriegel was also a co-founder of the National Independent Energy Producers (the “NIEP”), a Washington, D.C. based entity established to represent the independent power producing industry. Mr. Kriegel has served in various leadership and board positions at several energy water and waste management companies, including Aqua Alliance, Vivendi North America and Montenay International. He also serves on the Local Executive Board at the University of Montana-Western and is a board member of The University of Montana Western Foundation. We believe that Mr. Kriegel is well qualified to serve as a director because of his extensive energy experience.

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

Karl Olsoni has served on the board of directors of the SDCL EDGE Acquisition Corporation since May 2022. Mr. Olsoni has more than 30 years of international energy sector experience. He currently serves as independent director of Canadian Solar (NASDAQ: CSIQ), where he is a member of the Audit Committee and Chair of the Sustainability Committee. Besides that, he is currently an Operating Partner with Quinbrook Infrastructure Partners, an infrastructure fund manager investing in clean energy infrastructure in the United States, the United Kingdom and Australia. He is also a Partner with the kRoad group of companies which invests in battery storage, waste transformation and e-mobility. He previously served as Managing Director of the Clean Energy and Infrastructure team at Capital Dynamics where he and his partners raised and invested approximately $1 billion in clean energy infrastructure projects. Mr. Olsoni was formerly Chief Financial Officer and Senior Vice President of PPM Energy Inc. (now Iberdrola Renewables/Avangrid), a US-based energy company, and Chief Financial Officer of Koch Materials, Inc., a unit of the Koch Industries, Inc. Before that, he spent 16 years with the Southern Company where he was part of the original management team that built the Southern Company’s independent power and merchant energy business (Southern Energy, Inc., later Mirant, Inc. and NRG Energy, Inc.) into one of the largest independent power producers in the world. Mr. Olsoni holds a Bachelor of Arts degree in Economics from George Washington University and an MBA from the College of William and Mary. We believe that Mr. Olsoni is well qualified to serve as a director because of his extensive experience advising boards of directors and his experience with senior renewable energy.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Ana Maria Machado Fernandes, William Kriegel, Michael Naylor and Karl Olsoni are “independent directors” as defined in the NYSE listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present. Steven J. Gilbert served on the board of directors as an “independent director” as defined in the NYSE listing standards since May 2021, until his resignation on March 9, 2022. Mr. Gilbert’s decision to leave the board of directors was not the result of any dispute or disagreement between the Company and Mr. Gilbert and/or the board of directors and Mr. Gilbert on any matter relating to the Company’s operations, policies or practices, including its controls of financial-related matters.

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

Audit Committee

The members of our audit committee are William Kriegel, Michael Naylor, Ana Maria Machado Fernandes and Karl Olsoni. Karl Olsoni currently serves as the Chairman of the audit committee. Our board of directors has determined that each of William Kriegel, Michael Naylor, Ana Maria Machado Fernandes and Karl Olsoni are independent under the NYSE listing standards and applicable SEC rules. Each member of the audit committee is financially literate and our board of directors has determined that William Kriegel, Michael Naylor, Ana Maria Machado Fernandes and Karl Olsoni qualify as an “audit committee financial expert” as defined in applicable SEC rules. Steven J. Gilbert served as member and Chairman of the audit committee until his resignation from the board of directors on March 9, 2022. Following Mr. Gilbert’s resignation, Michael Naylor was appointed interim Chairman of the audit committee. On March 30, 2022, Karl Olsoni was appointed Chairman of the audit committee.

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

Nominating Committee

The members of our nominating committee are William Kriegel, Michael Naylor, Ana Maria Machado Fernandes and Karl Olsoni and Michael Naylor serves as chairman of the nominating committee. Under the NYSE listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of William Kriegel, Michael Naylor, Ana Maria Machado Fernandes and Karl Olsoni are independent. Steven J. Gilbert served as member of the nominating committee until his resignation from the board of directors on March 9, 2022.

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

Compensation Committee

The members of our compensation committee are William Kriegel, Michael Naylor, Ana Maria Machado Fernandes and Karl Olsoni and Michael Naylor serves as chairman of the compensation committee.

Our compensation committee is composed entirely of independent directors. Our board of directors has determined that each of William Kriegel, Michael Naylor, Ana Maria Machado Fernandes and Karl Olsoni are independent. Steven J. Gilbert served as member of the compensation committee until his resignation from the board of directors on March 9, 2022. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Jonathan Maxwell	SDCL (Sustainable Development Capital LLP)(1)	Investment Company	Chief Executive Officer

William Kriegel	K Road Management LLC	Energy Related Investment and Management Company	Director
	Local board University of Montana-Western	University	Director
	University of Montana-Western Foundation	University Foundation	Director
Director
Michael Naylor	Jupiter Green Investment Trust plc	Sustainability investing companies	Director
	Sun New Energy Holdings Limited	Energy Related Holding Company	Director
	K Road Mobility LLC	Energy Related Investment and Management Company	Director
	K Road Technology LLC	Energy Related Investment and Management Company	Director
	Hobbs & Towne LLC	Executive Search Firm	Operating Partner
	The Cambridge Institute of Sustainability Leadership	Educational Facility	Director

Lolita Jackson, MBE	SDCL (Sustainable Development Capital LLP)	Investment Company	Employee, Executive Director of Communications and Sustainable Cities

Ana Maria Machado Fernandes	Caixa Geral de Depósitos	Portuguese Bank	Director
	BCI – Banco Comercial e de Investimentos (Mz)	Bank	Director

Ned Davis	SDCL EE CO US LLC	Private Equity Fund	Chief Financial Officer
	New York Energy Efficiency Investments LLC	Public Benefit Corporation	Chief Financial Officer
	Sustainable Development Capital LLC	Investment Company	Managing Principal

Michael Feldman	Tactical Infrastructure Partners GP, LLC	Alternative Investment Management	Chief Executive Officer
	Tactical Infrastructure Partners, LP	Alternative Investment Management	Limited Partner

Karl Olsoni	Quinbrook Infrastructure Partners	Energy related fund management company focused on renewable energy and the energy transition	Operating Partner
	Canadian Solar, Inc.	Solar panel manufacturing, energy storage solutions, and solar project development company	Independent Outside Director
	K Road Mobility LLC	Energy Related Investment and Management Company	Director

(1)	Includes certain of its funds and other affiliates including portfolio companies.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our Sponsor subscribed for Founder Shares prior to the Initial Public Offering and purchased Private Placement Warrants in a transaction that closed simultaneously with Initial Public Offering.

●	Our Sponsor, the A Anchor Investors and each member of our board and management team have entered into an agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of our initial Business Combination including, without limitation, any such rights available in the context of a shareholder vote to approve such Business Combination, or a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within twenty-four (24) months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of the holders of our Class A ordinary shares and (ii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to consummate an initial Business Combination within twenty-four (24) months from the closing of the Initial Public Offering (although our Sponsor, the Anchor Investors and each member of our management team, will be entitled to liquidation rights with respect to any Public Shares held by them if we fail to consummate a Business Combination within the prescribed time frame). If we do not complete our initial Business Combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Except as described herein, our Sponsor, our Anchor Investors and our directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of our initial Business Combination and (B) subsequent to our initial Business Combination, the earlier to occur of (x) the first date on which the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any twenty (20) trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the Private Placement Warrants will not be transferable until thirty (30) days following the completion of our initial Business Combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

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

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely independent directors or by a majority of the independent directors on our board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information available to us at March 29, 2023 regarding the beneficial ownership of our ordinary shares:

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Ordinary Shares
Directors, Executive Officers
Jonathan Maxwell(3)	2,639,375	13.2%
Ned Davis(4)	*	*
Michael Feldman(4)	*	*
Lolita Jackson(4)	*	*
Ana Maria Machado Fernandes(4)	*	*
William Kriegel(4)	*	*
Michael Naylor(4)	*	*
Karl Olsoni(4)	*	*
All officers and directors as a group (eight individuals)	2,639,375	13.2%

Five Percent Holders
SDCL EDGE Sponsor LLC (our Sponsor)(4)	2,639,375	13.2%
Seaside Holdings (Nominee) Limited(5)	2,000,000	10.0%
Sustainable Investors Fund, LP(6)	2,000,000	10.0%
Sandia Investment Management L.P.(7)	1,749,999	8.75%
Polar Multi-Strategy Master Fund(8)	1,732,500	8.67%
Arrundina Holdings, LLC(9)	1,732,500	8.67%
Adage Capital Partners, L.P.(10)	1,575,000	7.88%
Cantor Fitzgerald Securities (11)	1,037,301	5.19%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 60 East 42nd Street, Suite 1100, New York, NY 10165.
(2)	Unless otherwise noted, interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of the consummation of our initial business combination on a one-for-one basis, subject to adjustment.
(3)	Does not include any shares indirectly owned by this individual as a result of his/her membership interest in SDCL EDGE Sponsor LLC (our Sponsor).
(4)	SDCL EDGE Sponsor LLC is the record holder of the shares reported herein. SDCL EDGE Sponsor Participation LLP is the managing member of SDCL EDGE Sponsor LLC. Jonathan Maxwell, our Co-Chief Executive Officer, may be deemed to beneficially own shares held by our Sponsor by virtue of his ownership of voting securities in SDCL EDGE Sponsor Participation LLP.
(5)	According to a Schedule 13G/A filed with the SEC on February 14, 2022, Guy Hands has sole voting and dispositive power over the Class A ordinary shares reported herein. The business address of this reporting person is PO Box 82, Floor 2, Trafalgar Court, les Banques, Guernsey, GY1 4LY.
(6)	According to a Schedule 13G filed with the SEC on November 12, 2021, Sustainable Investors fund, LP and SIF Partners, LLC share voting and dispositive power over the Class A ordinary shares reported herein. The business address of these reporting persons is 250 University Ave, Suite 300, Palo Alto, CA, 94301.
(7)	According to a Schedule 13G filed with the SEC on February 14, 2023, Sadia Investment management L.P. and Timothy J. Sichler share voting and dispositive power over the Class A ordinary shares reported herein. The business address of these reporting persons is 201 Washington Street, Boston, MA 02108.
(8)	According to a Schedule 13G filed with the SEC on February 11, 2022, Polar Asset Management Partners Inc. has sole voting and dispositive power over the Class A ordinary shares reported herein. The business address of this reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(9)	According to a Schedule 13G/A filed with the SEC on February 7, 2023, Arrundina Holdings, LLC, Farallon Capital Management, L.L.C., Joshua J. Dapice, Philip D. Dreyfuss, Hannah E. Dunn, Michael B. Fisch, Richard B. Fried, Varun N. Gehani, Nicolas Giauque, David T. Kim, Michael G. Linn, Rajiv A. Patel, Thomas G. Roberts, Jr., Edric C. Saito, William Seybold, Andrew J.M. Spokes, John R. Warren, Mark C. Wehrly, share voting and dispositive power over the Class A ordinary shares reported herein. The business address of these reporting persons is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 2100, San Francisco, California 94111.
(10)	According to a Schedule 13G filed with the SEC on November 12, 2021, Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson, Phillip Gross, share voting and dispositive power over the Class A ordinary shares reported herein. The business address of these reporting persons is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts, 02116.
(11)	According to a Schedule 13G filed with the SEC on February 15, 2023, Cantor Fitzgerald Securities, Cantor Fitzgerald, L.P., CF Group Management, Inc. and Howard W. Lutnick share voting and dispositive power over the Class A ordinary shares reported herein. The business address of these reporting persons is 110 East 59th Street, New York, New York 10022.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of the officers and directors may loan us funds as may be required (the “Working Capital Loans”). If we complete an initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such Working Capital Loans by the officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, its affiliates or the management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Administrative Support Agreement

On October 28, 2021, we entered into an agreement to pay our Sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of an initial Business Combination or liquidation, we will cease paying these monthly fees. For the year ended December 31, 2022 and for the period from February 16, 2021 (inception) through December 31, 2021, respectively, $240,000 and $38,710 of administrative support expenses were incurred related to the agreement.

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

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the year ended December 31, 2022 and for the period from February 16, 2021 (inception) through December 31, 2021 include:

	For the Year ended December 31, 2022	For the Period from February 16, 2021 (Inception) through December 31, 2021
Audit Fees(1)	$126,766	$96,305
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$5,039
Total	$126,766	$101,344

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related to a potential Business Combination.

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

PART Iv.

Item 15. Financial Statements and Exhibits.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company(1)
4.4	Warrant Agreement, dated October 28, 2021, between Continental Stock Transfer & Trust Company and the Company(1)
4.5	Description of the Company’s Securities(2)
10.1	Investment Management Trust Account Agreement, dated October 28, 2021, between Continental Stock Transfer & Trust Company and the Company(1)
10.2	Registration Rights Agreement, dated October 28, 2021, by and among the Company, the Sponsor and certain other security holders named therein(1)
10.3	Private Placement Warrants Purchase Agreement, dated October 28, 2021, by and among the Company and the A Anchor Investors(1)
10.5	Administrative Services Agreement, dated October 28, 2021, between the Company and the Sponsor(1)
10.8	Letter Agreement, dated October 28, 2021, by and among the Company, the Sponsor, the A Anchor Investors, and each director and executive officer of the Company(1)
10.9	Investment Advisory Agreement, dated October 28, 2021, by and among the Company, the Sponsor and Sustainable Development Capital LLP(1)
10.10	An Indemnity Agreement, dated October 28, 2021, between the Company and Ned Davis(1)
10.11	An Indemnity Agreement, dated October 28, 2021, between the Company and Michael Feldman(1)
10.12	An Indemnity Agreement, dated October 28, 2021, between the Company and Ana Maria Machado Fernandes(1)
10.14	An Indemnity Agreement, dated October 28, 2021, between the Company and Lolita Jackson(1)
10.15	An Indemnity Agreement, dated October 28, 2021, between the Company and William Kriegel(1)
10.16	An Indemnity Agreement, dated October 28, 2021, between the Company and Jonathan Maxwell(1)
10.17	An Indemnity Agreement, dated October 28, 2021, between the Company and Michael Naylor(1)
10.18*	An Indemnity Agreement, dated May 30, 2022 between the Company and Karl Olsoni.
10.19	Joinder to Letter Agreement.(3)
14.01	Code of Ethics and Business Conduct of SDCL EDGE Acquisition Corporation.(4)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 2, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on April 7, 2022 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on August 12, 2022 and incorporated by reference herein.
(4)	Previously filed as an exhibit to Form S-1 filed on March 12, 2021 and incorporated by reference herein.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of London, United Kingdom.

SDCL EDGE ACQUISITION CORPORATION

Date: March 30, 2023		/s/ Jonathan Maxwell
	By:	Jonathan Maxwell
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jonathan Maxwell
Name:	Jonathan Maxwell
Title:	Chairman of the Board of Directors and Co-Chief Executive Officer (Principal Executive Officer) and Director
Date:	March 30, 2023

/s/ Michael Feldman
Name:	Michael Feldman
Title:	Co-Chief Executive Officer
Date:	March 30, 2023

/s/ Ned Davis
Name:	Ned Davis
Title:	Chief Financial Officer (Principal Accounting Officer) and Chief Operating Officer
Date:	March 30, 2023

/s/ Lolita Jackson
Name:	Lolita Jackson, MBE
Title:	Director
Date:	March 30, 2023

/s/ William Kriegel
Name:	William Kriegel
Title:	Director
Date:	March 30, 2023

/s/ Michael Naylor
Name:	Michael Naylor
Title:	Director
Date:	March 30, 2023

/s/ Ana Maria Machado Fernandes
Name:	Ana Maria Machado Fernandes
Title:	Director
Date:	March 30, 2023

/s/ Karl Olsoni
Name:	Karl Olsoni
Title:	Director
Date:	March 30, 2023

AUTHORIZED REPRESENTATIVE

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has signed this report, solely in its capacity as the duly authorized representative of SDCL EDGE Acquisition Corporation in the City of New York, New York on the 30th day of March, 2023.

U.S. DULY APPOINTED REPRESENTATIVE SDCL EDGE ACQUISITION CORPORATION

By:	/s/ Ned Davis
	Name:	Ned Davis
	Title:	Chief Financial Officer