Form 10-Q
period 2023-03-31
SDCL EDGE Acquisition Corp
filed 2023-05-18
CIK 1846975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, the Registrant had 19,995,246 Class A ordinary shares, par value $0.0001 per share, and 4,998,811 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SDCL EDGE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

i

PART 1 – FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

SDCL EDGE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$382,132	$610,971
Prepaid insurance and other current assets	304,990	345,166
Total current assets	687,122	956,137
Investments and cash held in trust account	206,838,885	204,641,162
TOTAL ASSETS	$207,526,007	$205,597,299

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$175,642	81,076
Accrued expenses	184,633	181,633
Accrued contingent legal costs	2,382,673	2,066,035
Due to Sponsor	34,652	37,628
Total current liabilities	2,777,600	2,366,372

Warrant liabilities	3,609,277	3,039,391
TOTAL LIABILITIES	6,386,877	5,405,763

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 19,995,246 shares at redemption value of $10.34 per share and $10.23 per share at March 31, 2023 and December 31, 2022 respectively	206,738,885	204,541,163

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 19,995,246 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,998,811 shares issued and outstanding	500	500
Additional paid-in capital	3,284,138	2,634,528
Accumulated deficit	(8,884,393)	(6,984,655)
Total Shareholders’ Deficit	(5,599,755)	(4,349,627)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$207,526,007	$205,597,299

The accompanying notes are an integral part of the unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Operating and formation costs	$1,329,853	$1,246,481
Loss from operations	(1,329,853)	(1,246,481)
Other income (expense):
Change in fair value of warrant liabilities	(569,886)	3,229,353
Gain (loss) on investments held in Trust Account	2,197,723	(119,041)
Net income	$297,984	$1,863,831

Basic and diluted weighted average shares outstanding, Class A Ordinary Shares	19,995,246	19,995,246
Basic and diluted net income per share, Class A Ordinary Shares	$0.01	$0.07
Basic and diluted weighted average shares outstanding, Class B Ordinary Shares	4,998,811	4,998,811
Basic and diluted net income per share, Class B Ordinary Shares	$0.01	$0.07

The accompanying notes are an integral part of the unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	4,998,811	$500	$2,634,528	$(6,984,655)	$(4,349,627)
Share-based compensation	-	-	649,610	-	649,610
Net income	-	-	-	297,984	297,984
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	-	-	-	(2,197,722)	(2,197,722)
Balance at March 31, 2023	4,998,811	$500	$3,284,138	$(8,884,393)	$(5,599,755)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	4,998,811	$500	$-	$(15,873,472)	$(15,872,972)
Share-based compensation			642,392	-	642,392
Net income	-	-	-	1,863,831	1,863,831
Balance at March 31, 2022	4,998,811	$500	$642,392	$(14,009,641)	$(13,366,749)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net income	$297,984	$1,863,831
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation	649,610	642,392
Change in fair value of warrant liabilities	569,886	(3,229,353)
(Gain) loss on investments held in Trust Account	(2,197,723)	119,041
Changes in operating assets and liabilities:
Prepaid insurance and other current assets	40,176	46,983
Accounts payable	94,566	134,130
Accrued expenses	3,000	232,466
Accrued contingent legal costs	316,638	-
Due to Sponsor	(2,976)	(28,389)
Net cash used in operating activities	$(228,839)	$(218,899)

Net Change in Cash	(228,839)	(218,899)
Cash - Beginning of period	610,971	1,366,553
Cash - End of period	$382,132	$1,147,654

Non-cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption to redemption value	$2,197,722	$-

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 16, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income or loss in the form of interest income or gains (losses) on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. In addition, the Company will recognize non-operating income or loss on the change in fair value of the warrant liabilities.

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

Going Concern Consideration

As of March 31, 2023, the Company had $382,132 in cash held outside of the Trust Account and a working capital deficit of $2,090,478.

If a Business Combination is not consummated by November 2, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined the November 2, 2023 Combination Period deadline raises substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date that these unaudited condensed financial statements are filed, if it does not complete a Business Combination prior to such date. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 30, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 or December 31, 2022.

Investments Held in Trust Account

At March 31, 2023, the assets held in the Trust Account are $206,838,885, and are held in money market funds, which are invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in net gain (loss) on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At December 31, 2022 the Company held assets in the Trust Account of $204,641,162.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of March 31, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $2,197,722 during the three months ended March 31, 2023 and $2,589,178 for the year ended December 31, 2022.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2023 and December 31, 2022, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$199,952,460
Less:
Proceeds allocated to Public Warrants	(9,797,808)
Issuance costs allocated to Class A ordinary shares	(29,576,119)
Plus:
Remeasurement of carrying value to redemption value	43,962,630
Class A ordinary shares subject to possible redemption as of December 31, 2022	204,541,163
Plus:
Remeasurement of carrying value to redemption value	2,197,722
Class A ordinary shares subject to possible redemption as of March 31, 2023	$206,738,885

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The immediate re-measurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the net income per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option, and private placement to purchase an aggregate of 18,996,197 shares in the calculation of dilute income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income per share is the same as basic income per share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$238,387	$59,597	$1,491,065	$372,766
Denominator:
Basic and diluted weighted average shares outstanding	19,995,246	4,998,811	19,995,246	4,998,811
Basic and diluted net income per share	$0.01	$0.01	$0.07	$0.07

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Share-Based Compensation

Share-based compensation is accounted for based on the requirements of ASC 718, Compensation–Stock Compensation (“ASC 718”), which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee, non-employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, non-employee and director services received in exchange for an award based on the grant-date fair value of the award. For the three months ended March 31, 2023 and 2022, the Company recognized $649,610 and $642,392, respectively, of share-based compensation related to 659,844 Founder Shares to be transferred to Sustainable Development Capital LLP for certain services performed per the Investment Advisory Agreement (See Note 5).

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

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Administrative Support Agreement

On October 28, 2021, the Company entered into an agreement to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. The Company will cease paying these monthly fees as of October 28, 2023 (24 months from the start of the agreement) regardless of whether a business combination has been executed or not. During the three months ended March 31, 2023 and 2022, $60,000, respectively, of administrative support expenses were incurred.

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

For the three months ended March 31, 2023 and 2022, there were no costs incurred associated with web-based services provided by the Advisor.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Company’s sponsor or an affiliate of the sponsor or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, it may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by the officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Company’s sponsor, its affiliates or the management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of March 31, 2023 and December 31, 2022, there were no such loans outstanding.

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

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 8. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference shares — The Company is authorized to issue 5,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were 19,995,246 Class A ordinary shares issued and outstanding, including 19,995,246 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 4,998,811 Class B ordinary shares outstanding.

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

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Investments held in Trust Account:
Money Market investments	$206,838,885	$206,838,885	$-	$-
Liabilities
Warrant liability – Public Warrants	1,899,548	1,899,548	$-	$-
Warrant liability – Private Placement Warrants	1,709,729	-	-	1,709,729
	$3,609,277	$1,899,548	$-	$1,709,729
December 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$204,641,162	$204,641,162	$-	$-
Liabilities
Warrant liability – Public Warrants	$1,599,620	$1,599,620	$-	$-
Warrant liability – Private Placement Warrants	1,439,772	-	-	1,439,772
	$3,039,392	$1,599,620	$-	$1,439,772

The measurement of the Public Warrants as of March 31, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker SEDA.WS. The quoted price of the Public Warrants was $0.19 and $0.16 per warrant as of March 31, 2023 and December 31, 2022, respectively. At December 31, 2022, the amount in the Trust Account was comprised solely of cash.

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

The following table provides the significant inputs to the Monte Carlo simulation model for the fair value of the Private Placement Warrants:

	As of March 31, 2023	As of December 31, 2022
Stock price	$10.27	$10.06
Exercise price	$11.50	$11.50
Dividend yield	-%	-%
Expected term (in years)	5.09	5.34
Volatility	4.8%	5.0%
Risk-free rate	3.53%	3.91%
Fair value	$0.19	$0.16

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2022 - private placement warrants	$1,439,771
Change in fair value	269,958
Fair value as of March 31, 2023 - private placement warrants	$1,709,729

The Company recognized a loss of $569,886 for the three months ended March 31, 2023 and a gain of $3,229,353 for the three months ended March 31, 2022, in connection with changes in the fair value of the Public Warrants and Private Placement Warrants and is recorded in the condensed Statements of Operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” are to SDCL EDGE Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” are to SDCL EDGE Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “project,” “possible,” “might,” “predict,” “should,” “would,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Upon the closing of our Initial Public Offering, the exercise of the over-allotment option by the Underwriters and the Private Placements (as defined below), $192,953,411 ($10.00 per Unit) of the net proceeds of our Initial Public Offering and the exercise of the over-allotment option by the Underwriters and $8,998,574 of the proceeds of the Private Placements, for an aggregate of $201,951,985, was deposited in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and is to be invested in United States government treasury bills maturities of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Unless we seek an extension through shareholder approval, we have 24 months from the closing of the Initial Public Offering through November 2, 2023 to complete the initial Business Combination (the “Combination Period”). However, if we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering or during any extended time that we have to consummate a Business Combination beyond 24 months (an “Extension Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2023 and for the period from February 16, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income or gains (losses) on investments held in a Trust Account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $297,984, which was a result of a loss in fair value of warrant liabilities of $569,886 and operating and formation costs of $1,329,853, which was offset by a gain on the investments held in the Trust Account of $2,197,723.

For the three months ended March 31, 2022, we had net income of $1,863,831, which was a result of a gain in fair value of warrant liabilities of $3,229,353, offset by a loss on the investments held in the Trust Account of $119,041 and operating and formation costs of $1,246,481.

Liquidity and Capital Resources

For the three months ended March 31, 2023, net cash used in operating activities was $228,839, which was due to changes in operating assets and liabilities of $451,404, net income of $297,984, a loss in the fair value of warrant liabilities of $569,886 and share-based compensation of $649,610 offset by a gain on investments held in the Trust Account of $2,197,723.

For the three months ended March 31, 2022, net cash used in operating activities was $218,899, which was due to changes in operating assets and liabilities of $385,190, net income of $1,863,831, a loss on investments held in the Trust Account of $119,041 and share-based compensation of $642,392 offset by a gain in the fair value of warrant liabilities of $3,229,353.

For the three months ended March 31, 2023 and 2022, there was no cash provided by financing or investing activities.

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

As of March 31, 2023, we had cash of $206,838,885 held in the Trust Account.

As of March 31, 2023, we had cash of $382,132 held outside the Trust Account. We will use the proceeds from the Initial Public Offering held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

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

The Underwriters received a cash underwriting discount of $0.20 per Unit, or $3,999,049 in the aggregate, which became payable at the closing of the Initial Public Offering. In addition, the Underwriters were entitled to a deferred fee of $0.35 per Unit, or $6,998,336 in the aggregate. In July and October 2022, the deferred underwriting fee was waived in full by Goldman Sachs & Co. LLC Securities, Inc., and of BofA Securities, Inc., the Underwriters. Upon IPO, a portion of the entire deferred underwriting fee was allocated to Public Warrants, which resulted in a charge to the statement of operations. Therefore, a portion of this waived deferred underwriting fee was recorded as a gain in the statements of operations in the amount of $342,975 for the year ended December 31, 2022. The remaining $6,655,361 was recorded as a reduction to accumulated deficit as of December 31, 2022.

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

For the three months ended March 31, 2023 and 2022, there were no costs incurred associated with web-based services provided by the Advisor.

Administrative Support Agreement

On October 28, 2021, the Company entered into an agreement to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2023 and 2022, $60,000 of administrative support expenses were incurred.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of March 31, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $4,786,900 between the date of the IPO and March 31, 2023.

Share-Based Compensation

Share-based compensation is accounted for based on the requirements of ASC 718, Compensation-Stock Compensation (“ASC 718”), which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee, non-employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, non-employee and director services received in exchange for an award based on the grant-date fair value of the award. For the three months ended March 31, 2023, the Company recognized $649,610 of share-based compensation related to 659,844 Founder Shares to be transferred to Sustainable Development Capital LLP for certain services performed per the Investment Advisory Agreement.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures are effective as of March 31, 2023.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. In connection with the preparation of the Quarterly Report for September 30, 2022, on Form 10-Q, we concluded that a material weaknesses in internal control over financial reporting existed relating to: (i) the recording of accruals, payables, and expenses; and (ii) Management’s review process over financial statement balances and activity incurred during the reporting period. This material weaknesses existed through year-end December 31, 2022.

Consequently, we designed and implemented remediation measures to address this material weakness. In light of the material weaknesses, we enhanced our supervisory review of accounting procedures regarding period end accruals, accounts payable and expenses incurred, related to activity occurring. Our updated processes include increased communication among our personnel and third-party professionals with whom we consult regarding accounting applications. The foregoing actions were completed as of March 31, 2023, and we believe we have remediated the material weakness in internal control over financial reporting described above. However, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will have the intended effects or be sufficient to avoid potential future material weaknesses.

Changes in Internal Control Over Financial Reporting

Other than the material weakness and remediation efforts mentioned above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2023. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2023 except as described below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

On January 12, 2023, we received a notification letter (the “Notice”) from the NYSE informing us that, because the number of public stockholders was less than 300, we were and currently are not in compliance with Section 802.01B of the NYSE Listed Company Manual (the “Public Holder Rule”). The Notice specified that the Company had 45 calendar days to submit a business plan (the “Business Plan”) that demonstrated how the Company expected to return to compliance with the Public Holder Rule within 18 months of receipt of the Notice. The Business Plan was submitted to the NYSE and reviewed by the Listings Operations Committee (the “Committee”) of the NYSE and, on April 4, 2023, the NYSE notified the Company that it had reviewed the Business Plan and had agreed to accept the submission. As a result of the acceptance of the Business Plan, the Company became subject to quarterly monitoring for compliance with the Business Plan.

There can be no assurance that we will regain and maintain compliance with the Public Holder Rule and the other listing requirements of the NYSE, or that we will not be delisted. If we are not able stay in compliance with the relevant listing requirements, including the Public Holder Rule, there is a risk that our securities may be delisted from the NYSE, which would adversely impact the liquidity of our securities.

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

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail or be subject to adverse conditions.

We regularly maintain substantial funds in third-party financial institutions, including First Republic Bank (“FRB”), in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Recently, there has been significant volatility and instability among banks and financial institutions. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver and, on March 19, 2023, S&P Global Ratings downgraded FRB’s credit rating to junk status ‘B-plus’ from the previous ‘BB-plus’ rating with FRB shortly thereafter announcing plans to raise capital. Although we did not maintain any funds at SVB, should one or more of the financial institutions at which deposits are maintained fail or be subject to other adverse conditions in the financial or credit markets, there is no guarantee as to the extent that we would recover the funds deposited, whether through FDIC coverage or otherwise, or the timing of any recovery.

The U.S. and global capital markets are subject to systemic risk that could adversely affect our business, financial condition and results of operations.

Issuers, national and regional banks, financial institutions and other participants in the U.S. and global capital markets are closely interrelated as a result of credit, trading, clearing, technology and other relationships. A significant adverse development (such as a bank run, insolvency, bankruptcy or default) with one or more national or regional banks, financial institutions or other participants in the financial or capital markets may spread to others and lead to significant concentrated or market-wide problems (such as defaults, liquidity problems, impairment charges, additional bank runs and/or losses) for other participants in these markets. Future developments, including actions taken by the U.S. Department of Treasury, FDIC, Federal Reserve Board, and systemic risk in the U.S. and global banking sectors and broader economies in general, are difficult to assess and quantify, and the form and magnitude of such developments or other actions of the U.S. Department of Treasury, FDIC and Federal Reserve Board may remain unknown for significant periods of time and could have an adverse effect on our business, financial condition and results of operations. Additionally, should there be additional systemic pressure on the financial system and capital markets, we cannot assure you of the response of any government or regulator, and any response may not be as favorable to industry participants as the measures currently being pursued. In addition, highly publicized issues related to the U.S. and global capital markets in the past have led to significant and widespread investor concerns over the integrity of the capital markets. Recent situations including, but not limited to, the closure of SVB could in the future lead to further rules and regulations for public companies, banks, financial institutions and other participants in the U.S. and global capital markets, and complying with the requirements of any such rules or regulations may be burdensome. Even if not adopted, evaluating and responding to any such proposed rules or regulations could results in increased costs and require significant attention from management.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 2, 2021, we consummated our Initial Public Offering of 17,500,000 Units, at a price of $10.00 per Unit, generating total gross proceeds of $175,000,000. The Underwriters acted as the joint-book running managers. On November 16, 2021, the Underwriters partially exercised the over-allotment option and purchased 2,495,246 Over-Allotment Units, generating gross proceeds of $24,952,460. The securities sold in our Initial Public Offering and the exercise of the over-allotment option were registered under the Securities Act on the registration statement on Form S-1 (No. 333-254238). The registration statement became effective on October 28, 2021.

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

The Private Placement Warrants and the Over-Allotment Warrants are identical to the Public Warrants underlying the Units sold in our Initial Public Offering and upon exercise of the over-allotment option, except that the Private Placement Warrants and the Over-Allotment Warrants are not transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

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

SDCL EDGE ACQUISITION CORPORATION

Date: May 18, 2023	By:	/s/ Jonathan Maxwell
Jonathan Maxwell
Co-Chief Executive Officer