Form 10-Q
period 2023-06-30
SDCL EDGE Acquisition Corp
filed 2023-08-11
CIK 1846975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, the Registrant had 19,995,246 Class A ordinary shares, par value $0.0001 per share, and 4,998,811 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SDCL EDGE ACQUISITION CORPORATION

i

PART 1 - FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

SDCL EDGE ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$186,176	$610,971
Prepaid insurance and other current assets	179,814	345,166
Total current assets	365,990	956,137
Investments held in trust account	209,302,572	204,641,162
TOTAL ASSETS	$209,668,562	$205,597,299

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$141,411	81,076
Accrued expenses	184,641	181,633
Accrued contingent legal costs	2,956,810	2,066,035
Due to Sponsor	34,652	37,628
Total current liabilities	3,317,514	2,366,372

Warrant liabilities	1,899,618	3,039,391
TOTAL LIABILITIES	5,217,132	5,405,763

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 19,995,246 shares at redemption value of $10.46 per share and $10.23 per share at June 30, 2023 and December 31, 2022 respectively	209,202,572	204,541,163

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 19,995,246 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,998,811 shares issued and outstanding	500	500
Additional paid-in capital	3,940,965	2,634,528
Accumulated deficit	(8,692,607)	(6,984,655)
Total Shareholders’ Deficit	(4,751,142)	(4,349,627)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$209,668,562	$205,597,299

The accompanying notes are an integral part of the unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Operating and formation costs	$1,517,872	$1,168,259	$2,847,725	$2,414,740
Loss from operations	(1,517,872)	(1,168,259)	(2,847,725)	(2,414,740)
Other income:
Change in fair value of warrant liabilities	1,709,658	2,279,543	1,139,772	5,508,897
Gain on investments held in Trust Account	2,463,687	287,945	4,661,410	168,904
Net income	$2,655,473	$1,399,229	$2,953,457	$3,263,061

Basic and diluted weighted average shares outstanding, Class A Ordinary Shares	19,995,246	19,995,246	19,995,246	19,995,246
Basic and diluted net income per share, Class A Ordinary Shares	$0.11	$0.06	$0.12	$0.13
Basic and diluted weighted average shares outstanding, Class B Ordinary Shares	4,998,811	4,998,811	4,998,811	4,998,811
Basic and diluted net income per share, Class B Ordinary Shares	$0.11	$0.06	$0.12	$0.13

The accompanying notes are an integral part of the unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2023

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	4,998,811	$500	$2,634,528	$(6,984,655)	$(4,349,627)
Share-based compensation	-	-	649,610	-	649,610
Net income	-	-	-	297,984	297,984
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	-	-	-	(2,197,722)	(2,197,722)
Balance at March 31, 2023	4,998,811	$500	$3,284,138	$(8,884,393)	$(5,599,755)
Share-based compensation	-	-	656,827	-	656,827
Net income	-	-	-	2,655,473	2,655,473
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	-	-	-	(2,463,687)	(2,463,687)
Balance at June 30, 2023	4,998,811	$500	$3,940,965	$(8,692,607)	$(4,751,142)

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	4,998,811	$500	$-	$(15,873,472)	$(15,872,972)
Share-based compensation	-	-	642,392	-	642,392
Net income	-	-	-	1,863,831	1,863,831
Balance at March 31, 2022	4,998,811	$500	$642,392	$(14,009,641)	$(13,366,749)
Share-based compensation	-	-	656,827		656,827
Net income	-	-	-	1,399,229	1,399,229
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	-	-	-	(68,904)	(68,904)
Balance at June 30, 2022	4,998,811	$500	$1,299,219	$(12,679,316)	$(11,379,597)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Cash Flows from Operating Activities:
Net income	$2,953,457	$3,263,061
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation	1,306,437	1,299,219
Change in fair value of warrant liabilities	(1,139,772)	(5,508,897)
Gain on investments held in Trust Account	(4,661,410)	(168,904)
Changes in operating assets and liabilities:
Prepaid insurance and other current assets	165,351	175,914
Accounts payable	60,335	33,333
Accrued expenses	3,008	426,181
Accrued contingent legal costs	890,775	-
Due to Sponsor	(2,976)	(28,389)
Net cash used in operating activities	$(424,795)	$(508,482)

Net Change in Cash	(424,795)	(508,482)
Cash - Beginning of period	610,971	1,366,553
Cash - End of period	$186,176	$858,071

Non-cash investing and financing activities:
Remeasurement of Class A ordinary shares subject to redemption to redemption value	$4,661,409	$68,904

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from February 16, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income or loss in the form of interest income or gains (losses) on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. In addition, the Company will recognize non-operating income or loss on the change in fair value of the warrant liabilities.

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

Going Concern Consideration

As of June 30, 2023, the Company had $186,176 in cash held outside of the Trust Account and a working capital deficit of $2,951,523.

If a Business Combination is not consummated by November 2, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined the November 2, 2023 Combination Period deadline raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date that these unaudited condensed financial statements are filed, if it does not complete a Business Combination prior to such date. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 30, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 or December 31, 2022.

Investments Held in Trust Account

At June 30, 2023, the assets held in the Trust Account are $209,302,572, and are held in money market funds, which are invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in net gain on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of June 30, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000) from December 31, 2021. As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $4,661,409 during the six months ended June 30, 2023 and $2,589,178 for the year ended December 31, 2022.

As of June 30, 2023 and December 31, 2022, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$199,952,460
Less:
Proceeds allocated to Public Warrants	(9,797,808)
Issuance costs allocated to Class A ordinary shares	(29,576,119)
Plus:
Remeasurement of carrying value to redemption value	43,962,630
Class A ordinary shares subject to possible redemption as of December 31, 2022	204,541,163
Plus:
Remeasurement of carrying value to redemption value	2,197,722
Class A ordinary shares subject to possible redemption as of March 31, 2023	206,738,885
Plus:
Remeasurement of carrying value to redemption value	2,463,687
Class A ordinary shares subject to possible redemption as of June 30, 2023	$209,202,572

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022.

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars):

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022		Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$2,124,378	$531,095	$1,119,384	$279,845	$2,362,766	$590,691	$2,610,449	$652,612
Denominator:
Weighted Average Ordinary Shares	19,995,246	4,998,811	19,995,246	4,998,811	19,995,246	4,998,811	19,995,246	4,998,811
Basic and diluted net income per ordinary share	$0.11	$0.11	$0.06	$0.06	$0.12	$0.12	$0.13	$0.13

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Share-Based Compensation

Share-based compensation is included in operating and formation costs within the condensed statement of operations and accounted for based on the requirements of ASC 718, Compensation–Stock Compensation (“ASC 718”), which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee, non-employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, non-employee and director services received in exchange for an award based on the grant-date fair value of the award. For the three months ended June 30, 2023 and 2022, the Company recognized $656,827 of share-based compensation related to 659,844 Founder Shares to be transferred to Sustainable Development Capital LLP for certain services performed per the Investment Advisory Agreement (See Note 5).

For the six months ended June 30, 2023 and 2022, the Company recognized $1,306,437 and $1,299,219, respectively, of share-based compensation.

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Administrative Support Agreement

On October 28, 2021, the Company entered into an agreement to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. The Company will cease paying these monthly fees as of October 28, 2023 (24 months from the start of the agreement) regardless of whether a business combination has been executed or not. $60,000 and $120,000 in administrative support expenses were incurred for the three and six months ended June 30, 2023 and 2022, respectively.

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

For the three and six months ended June 30, 2023 and 2022, there were no costs incurred for web-based services provided by the Advisor.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Company’s sponsor or an affiliate of the sponsor or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, it may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by the officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Company’s sponsor, its affiliates or the management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of June 30, 2023 and December 31, 2022, there were no such loans outstanding.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference shares—The Company is authorized to issue 5,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were 19,995,246 Class A ordinary shares issued and outstanding, including 19,995,246 Class A ordinary shares subject to possible redemption.

Class B ordinary shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 4,998,811 Class B ordinary shares outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Assets
Investments held in Trust Account:
Money Market investments	$209,302,572	$209,302,572	$-	$-
Liabilities
Warrant liability – Public Warrants	999,762	999,762	-	-
Warrant liability – Private Placement Warrants	899,856	-	-	899,856
	$1,899,618	$999,762	$-	$899,856
December 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$204,641,162	$204,641,162	$-	$-
Liabilities
Warrant liability – Public Warrants	1,599,620	1,599,620	-	-
Warrant liability – Private Placement Warrants	1,439,771	-	-	1,439,771
	$3,039,391	$1,599,620	$-	$1,439,771

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The measurement of the Public Warrants as of June 30, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker SEDA.WS. The quoted price of the Public Warrants was $0.10 and $0.16 per warrant as of June 30, 2023 and December 31, 2022, respectively.

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

The following table provides the significant inputs to the Monte Carlo simulation model for the fair value of the Private Placement Warrants:

	As of June 30, 2023	As of December 31, 2022
	(Unaudited)
Stock price	$10.44	$10.06
Exercise price	$11.50	$11.50
Dividend yield	-%	-%
Expected term (in years)	5.51	5.34
Volatility	4.4%	5.0%
Risk-free rate	4.01%	3.91%
Fair value	$0.10	$0.16

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2022 - private placement warrants	$1,439,771
Change in fair value	$269,957
Fair value as of March 31, 2023 - private placement warrants	$1,709,728
Change in fair value	$(809,872)
Fair value as of June 30, 2023 - private placement warrants	$899,856

The Company recognized a gain of $1,709,658 and $1,139,772, for the three and six months ended June 30, 2023, and a gain of $2,279,543 and $5,508,897 for the three and six months ended June 30, 2022, in connection with changes in the fair value of the Public Warrants and Private Placement Warrants, and is recorded in the condensed Statements of Operations.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “project,” “possible,” “might,” “predict,” “should,” “would,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2023, and the Company’s Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 18, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our Initial Public Offering, described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income or gains (losses) on investments held in a Trust Account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $2,655,473, which was a result of a gain in fair value of warrant liabilities of $1,709,658, a gain on the investments held in the Trust Account of $2,463,687, which was offset by operating and formation costs of $1,517,872.

For the three months ended June 30, 2022, we had a net income of $1,399,229, which was a result of a gain in fair value of warrant liabilities of $2,279,543 and a gain on the investments held in the Trust Account of $287,945, which was offset by operating and formation costs of $1,168,259.

For the six months ended June 30, 2023, we had net income of $2,953,457, which was a result of a gain in fair value of warrant liabilities of $1,139,772 and a gain on the investments held in the Trust Account of $4,661,410, which was offset by operating and formation costs of $2,847,725.

For the six months ended June 30, 2022, we had net income of $3,263,061, which was a result of a gain in fair value of warrant liabilities of $5,508,897, and a gain on the investments held in the Trust Account of $168,904, which was offset by operating and formation costs of $2,414,740.

Liquidity and Capital Resources

For the six months ended June 30, 2023, net cash used in operating activities was $424,795, which was due to a gain in the fair value of warrant liabilities of $1,139,772, a gain on investments held in the Trust Account of $4,661,410, offset by changes in operating assets and liabilities of $1,116,493, net income of $2,953,457 and share-based compensation of $1,306,437.

For the six months ended June 30, 2022, net cash used in operating activities was $508,482, which was due to a gain in the fair value of warrant liabilities of $5,508,897, a gain on investments held in the Trust Account of $168,904, offset by changes in operating assets and liabilities of $607,039, net income of $3,263,061, and share-based compensation of $1,299,219.

For the six months ended June 30, 2023 and 2022, there was no cash provided by financing or investing activities.

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

Upon the closing of the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Warrants, an amount of $201,951,985 was placed in a Trust Account. As of June 30, 2023, we had investments totaling $209,302,572 held in the Trust Account.

As of June 30, 2023, we had cash of $186,176 held outside the Trust Account. We will use the proceeds from the Initial Public Offering held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

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

The Underwriters received a cash underwriting discount of $0.20 per Unit, or $3,999,049 in the aggregate, which became payable at the closing of the Initial Public Offering. In addition, the Underwriters were entitled to a deferred fee of $0.35 per Unit, or $6,998,336 in the aggregate. In July and October 2022, the deferred underwriting fee was waived in full by Goldman Sachs & Co. LLC Securities, Inc., and by BofA Securities, Inc., the Underwriters. Upon consummation of the Initial Public Offering, a portion of the entire deferred underwriting fee was allocated to Public Warrants, which resulted in a charge to the statement of operations. Therefore, a portion of this waived deferred underwriting fee was recorded as a gain in the statements of operations in the amount of $342,975 for the year ended December 31, 2022. The remaining $6,655,361 was recorded as a reduction to accumulated deficit as of December 31, 2022.

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

For the three and six months ended June 30, 2023 and 2022, there were no costs incurred associated with web-based services provided by the Advisor.

Administrative Support Agreement

On October 28, 2021, the Company entered into an agreement to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2023 and 2022, $60,000 and $120,000, respectively, of administrative support expenses were incurred.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of June 30, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). From the closing of the IPO through June 30, 2023, the Company recorded an increase in the carrying amount of redeemable ordinary shares, including the sale of Over-Allotment units, in the amount of $7,250,587.

Share-Based Compensation

Share-based compensation is included in operating and formation costs within the condensed statement of operations and accounted for based on the requirements of ASC 718, Compensation-Stock Compensation (“ASC 718”), which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee, non-employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, non-employee and director services received in exchange for an award based on the grant-date fair value of the award. For the three months ended June 30, 2023, the Company recognized $656,827 of share-based compensation related to 659,844 Founder Shares to be transferred to Sustainable Development Capital LLP for certain services performed per the Investment Advisory Agreement.

For the six months ended June 30, 2023, and 2022, the Company recognized $1,306,437 and $1,299,219, respectively, of share-based compensation related to 659,844 Founder Shares to be transferred to Sustainable Development Capital LLP for certain services performed per the Investment Advisory Agreement.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13(a)-15 paragraphs 13(d)-15e) and 15d-15(e) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures are effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2023 and Quarterly Report on Form 10-Q filed with the SEC on May 18, 2023. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2023 and Quarterly Report on Form 10-Q filed with the SEC on May 18, 2023 except as described below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.”

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

SDCL EDGE ACQUISITION CORPORATION

Date: August 10, 2023	By:	/s/ Jonathan Maxwell
Jonathan Maxwell
Co-Chief Executive Officer