Form 10-Q
period 2023-09-30
SDCL EDGE Acquisition Corp
filed 2023-11-14
CIK 1846975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, the Registrant had 13,177,933 Class A ordinary shares, par value $0.0001 per share, and 4,998,811 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SDCL EDGE ACQUISITION CORPORATION

i

PART 1 – FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

SDCL EDGE ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$49,504	$610,971
Prepaid expenses	54,640	345,166
Total current assets	104,144	956,137
Investments and cash held in Trust Account	212,046,647	204,641,162
TOTAL ASSETS	$212,150,791	$205,597,299

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$108,238	$81,076
Accrued expenses	196,384	181,633
Accrued contingent legal costs	4,522,137	2,066,035
Due to Sponsor	74,652	37,628
Total current liabilities	4,901,411	2,366,372

Warrant liabilities	1,899,619	3,039,391
TOTAL LIABILITIES	6,801,030	5,405,763

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 19,995,246 shares at redemption value of $10.60 per share and $10.23 per share at September 30, 2023 and December 31, 2022 respectively	211,946,647	204,541,163

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 19,995,246 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,998,811 shares issued and outstanding	500	500
Additional paid-in capital	4,605,011	2,634,528
Accumulated deficit	(11,202,397)	(6,984,655)
Total Shareholders’ Deficit	(6,596,886)	(4,349,627)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$212,150,791	$205,597,299

The accompanying notes are an integral part of the unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Operating and formation costs	$2,509,790	$1,188,819	$5,357,515	$3,603,560
Loss from operations	(2,509,790)	(1,188,819)	(5,357,515)	(3,603,560)
Other income:
Change in fair value of warrant liabilities	-	2,279,544	1,139,772	7,788,441
Gain on investments held in Trust Account	2,744,075	851,036	7,405,485	1,019,940
Gain on waiver of deferred underwriting fees	-	240,082	-	240,082
Net income	$234,285	$2,181,843	$3,187,742	$5,444,903

Basic and diluted weighted average shares outstanding, Class A Ordinary Shares	19,995,246	19,995,246	19,995,246	19,995,246
Basic and diluted net income per share, Class A Ordinary Shares	$0.01	$0.09	$0.13	$0.22
Basic and diluted weighted average shares outstanding, Class B Ordinary Shares	4,998,811	4,998,811	4,998,811	4,998,811
Basic and diluted net income per share, Class B Ordinary Shares	$0.01	$0.09	$0.13	$0.22

The accompanying notes are an integral part of the unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	4,998,811	$500	$2,634,528	$(6,984,655)	$(4,349,627)
Share-based compensation	-	-	649,610	-	649,610
Net income	-	-	-	297,984	297,984
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	-	-	-	(2,197,722)	(2,197,722)
Balance at March 31, 2023	4,998,811	$500	$3,284,138	$(8,884,393)	$(5,599,755)
Share-based compensation	-	-	656,827	-	656,827
Net income	-	-	-	2,655,473	2,655,473
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	-	-	-	(2,463,687)	(2,463,687)
Balance at June 30, 2023	4,998,811	$500	$3,940,965	$(8,692,607)	$(4,751,142)
Share-based compensation	-	-	664,046	-	664,046
Net income	-	-	-	234,285	234,285
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	-	-	-	(2,744,075)	(2,744,075)
Balance at September 30, 2023	4,998,811	$500	$4,605,011	$(11,202,397)	$(6,596,886)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	4,998,811	$500	$-	$(15,873,472)	$(15,872,972)
Share-based compensation	-	-	642,392	-	642,392
Net income	-	-	-	1,863,831	1,863,831
Balance at March 31, 2022	4,998,811	$500	$642,392	$(14,009,641)	$(13,366,749)
Share-based compensation	-	-	656,827		656,827
Net income	-	-	-	1,399,229	1,399,229
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	-	-	-	(68,904)	(68,904)
Balance at June 30, 2022	4,998,811	$500	$1,299,219	$(12,679,316)	$(11,379,597)
Share-based compensation	-	-	664,046	-	664,046
Net income	-	-	-	2,181,843	2,181,843
Remeasurement of Class A ordinary shares subject to redemption to redemption amount				(851,036)	(851,036)
Waiver of deferred underwriting fee payable	-	-	-	4,658,753	4,658,753
Balance at September 30, 2022	4,998,811	$500	$1,963,265	$(6,689,756)	$(4,725,991)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Cash Flows from Operating Activities:
Net income	$3,187,742	$5,444,903
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation	1,970,483	1,963,265
Change in fair value of warrant liabilities	(1,139,772)	(7,788,441)
Gain on investments held in Trust Account	(7,405,485)	(1,019,940)
Gain on waiver of deferred underwriting fees	-	(240,082)
Changes in operating assets and liabilities:
Prepaid insurance and other current assets	290,526	301,091
Accounts payable	27,162	45,674
Accrued expenses	14,751	6,331
Accrued contingent legal costs	2,456,102	680,032
Due to Sponsor	37,024	(28,389)
Net cash used in operating activities	$(561,467)	$(635,556)

Net Change in Cash	(561,467)	(635,556)
Cash - Beginning of period	610,971	1,366,553
Cash - End of period	$49,504	$730,997

Non-cash investing and financing activities:
Waiver of deferred underwriting fee payable (see Note 6)	$-	$4,658,753
Remeasurement to redemption value of Class A ordinary shares subject to redemption	$7,405,484	$919,940

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from February 16, 2021 (inception) through September 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income or loss in the form of interest income or gains (losses) on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. In addition, the Company will recognize non-operating income or loss on the change in fair value of the warrant liabilities.

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

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account ($10.60 per share as of September 30, 2023), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Company will have until July 2, 2024 to complete a Business Combination. (See Note 10). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Upon the approval of the Extension Proposal (as defined in Note 10), the Company entered into a funding undertaking and promissory note agreement (each a “Funding Agreement” and together, the “Funding Agreements”) with each of the Sponsor and the A Anchor Investors pursuant to which each of the Sponsor and the A Anchor Investors agreed, severally and not jointly, that for each month, or pro rata portion thereof if less than a month, until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve an initial business combination and (ii) July 2, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of the Company’s board of directors), the Sponsor and each of the A Anchor Investors will make, in aggregate, extension deposits of $0.025 into the Trust Account for each remaining public share, up to a total of $250,000 per month.

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

Letter of Intent

On August 21, 2023, the Company signed a non-binding letter of intent (the “LOI”) with Magnet Joint Venture GmbH (“JV GmbH”), KME SE (“KME”) and The Paragon Fund III GmbH & Co. geschlossene Investment KG (“Paragon”), for a proposed business combination (the “Business Combination”) relating to the special product business of Cunova GmbH, a wholly-owned subsidiary of JV GmbH (“Cunova”) and certain assets of KME comprising the KME Specialty Aerospace Business (“KME Aerospace” and, together with Cunova, the “Target”).

The completion of the Business Combination is subject to, among other things, the completion of due diligence, the negotiation of definitive agreements for the Business Combination (the “Definitive Agreements”), satisfaction of the conditions negotiated therein, approval of the transaction by the board and shareholders of both the Company and Target, as well as regulatory approvals and other customary conditions. There can be no assurance that Definitive Agreements will be entered into or that the Business Combination will be consummated on the terms or timeframe currently contemplated, or at all.

NYSE Continued Listing Standards Compliance Notification

On January 12, 2023, the Company received a notice from NYSE that the Company was not in compliance with NYSE listing standard 802.01B because the Company had fallen below compliance with the 300 public shareholders requirement. In accordance with the NYSE listing requirements, the Company submitted a plan that demonstrated how it expected to return to compliance with NYSE listing standard 802.01B. On August 23, 2023, NYSE notified the Company that it was again in compliance with NYSE listing standard 802.01B but that the Company was subject to continued monitoring and review for a period of 12 months. While the Company has regained compliance with the continued listing requirements, it may in the future again fail to be in compliance with the NYSE listing standards and it may be subject to corrective action by NYSE, which may include suspension and delisting procedures.

Going Concern Consideration

As of September 30, 2023, the Company had $49,504 in cash held outside of the Trust Account and a working capital deficit of $4,797,267.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

If a Business Combination is not consummated by July 2, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined the July 2, 2024 Combination Period deadline raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date that these unaudited condensed financial statements are filed, if it does not complete a Business Combination prior to such date. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 30, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 or December 31, 2022.

Investments Held in Trust Account

At September 30, 2023, the assets held in the Trust Account are $212,046,647, and are held in money market funds, which are invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in net gain on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of September 30, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $7,405,484 during the nine months ended September 30, 2023 and $2,589,178 for the year ended December 31, 2022.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2023 and December 31, 2022, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$199,952,460
Less:
Proceeds allocated to Public Warrants	(9,797,808)
Issuance costs allocated to Class A ordinary shares	(29,576,119)
Plus:
Remeasurement of carrying value to redemption value	43,962,630
Class A ordinary shares subject to possible redemption as of December 31, 2022	204,541,163
Plus:
Remeasurement of carrying value to redemption value	2,197,722
Class A ordinary shares subject to possible redemption as of March 31, 2023	206,738,885
Plus:
Remeasurement of carrying value to redemption value	2,463,687
Class A ordinary shares subject to possible redemption as of June 30, 2023	209,202,572
Plus:
Remeasurement of carrying value to redemption value	2,744,075
Class A ordinary shares subject to possible redemption as of September 30, 2023	$211,946,647

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars):

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022		Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$187,428	$46,857	$1,745,474	$436,369	$2,550,194	$637,548	$4,355,922	$1,088,981
Denominator:
Weighted Average Ordinary Shares	19,995,246	4,998,811	19,995,246	4,998,811	19,995,246	4,998,811	19,995,246	4,998,811
Basic and diluted net income per ordinary share	$0.01	$0.01	$0.09	$0.09	$0.13	$0.13	$0.22	$0.22

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

Share-Based Compensation

Share-based compensation is included in operating and formation costs within the condensed statement of operations and accounted for based on the requirements of ASC 718, Compensation–Stock Compensation (“ASC 718”), which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee, non-employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, non-employee and director services received in exchange for an award based on the grant-date fair value of the award. For the three months ended September 30, 2023 and 2022, the Company recognized $664,046 of share-based compensation related to 659,844 Founder Shares to be transferred to Sustainable Development Capital LLP for certain services performed per the Investment Advisory Agreement (See Note 5).

For the nine months ended September 30, 2023 and 2022, the Company recognized $1,970,483 and $1,963,265, respectively, of share-based compensation related to 659,844 Founder Shares to be transferred to Sustainable Development Capital LLP for certain services performed per the Investment Advisory Agreement (See Note 5).

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

Administrative Support Agreement

On October 28, 2021, the Company entered into an agreement to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. The Company will cease paying these monthly fees as of October 28, 2023 (24 months from the start of the agreement) regardless of whether a business combination has been executed or not. During the three and nine months ended September 30, 2023 and 2022, $60,000 and $180,000 of administrative support expenses were incurred, respectively.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On October 28, 2021, the Company and the Sponsor entered into an agreement with Sustainable Development Capital LLP (the “Advisor”), a London-based investment firm and affiliate of the Company and Sponsor, whereby the Advisor agreed to provide administrative, consulting, and other services to affect the Company’s initial Business Combination. In consideration of the services performed: (1) the Company and Sponsor shall procure the transfer of the legal and beneficial title to at least 659,844 Founder Shares, or at the sole election of the Sponsor, the payment of an amount equal to the cash value (as determined as of the date of such payment) of such number of Founder Shares, to the Advisor immediately prior to the winding up and liquidation of the Sponsor, or such other date as shall be agreed in writing between the Sponsor and Advisor; and (2) the Sponsor shall pay to the Advisor the sum of $20,000 per month as an ongoing advisory fee and subject to the terms and conditions of the Investment Advisory Agreement (the “Advisory Agreement”). The compensation expense related to the above Founder Share transfer of 659,844 shares is amortized on a straight-line basis from the Grant Date of October 28, 2021 (the date at which the Investment Advisory Agreement was signed, and the date at which all parties reached a mutual understanding of the key terms and conditions of the share-based payment) to November 2, 2023 (the original date at which the combination period for the Company’s initial business combination would have expired). Such Advisory Agreement is accounted for under ASC 718.

For the three and nine months ended September 30, 2023 and 2022, there were no costs incurred for web-based services provided by the Advisor.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Company’s sponsor or an affiliate of the sponsor or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, it may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by the officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Company’s sponsor, its affiliates or the management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account. As of September 30, 2023 and December 31, 2022, there were no such loans outstanding.

On September 8, 2023, the Company entered into a Promissory Note with the Sponsor (“Sponsor Loan”) for up to $1,200,000. Pursuant to the Sponsor Loan, the Sponsor, in its sole and absolute discretion, may fund costs reasonably related to the consummation of an initial Business Combination in response to the Company’s written request for drawdown of loan principal from time to time until the date on which the Company consummates an initial Business Combination. The principal balance of the Sponsor Loan shall be payable on the earliest to occur of (i) the date on which the Company consummates an initial Business Combination and (ii) the date that the winding up is effective. Outstanding loan amounts are convertible, at the Sponsor’s option, into certain warrants with holders entitled to certain specified registration rights under that certain registration rights agreement by and among the Company, Sponsor and certain other investors in the initial public offering of the Company, dated as of October 28, 2021 (the “Registration Rights Agreement”). Interest does not accrue on the Sponsor Loan. The maturity date of the Sponsor Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Sponsor Loan may be prepaid at any time by the Company at its election and without penalty. As of September 30, 2023, the outstanding balance on the Sponsor Loan was $0.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On September 29, 2023, the Company entered into a Promissory Note with Seaside Holdings (Nominee) Limited (“Seaside Loan”) for up to $150,000. Pursuant to the Seaside Loan, Seaside, in its sole and absolute discretion, may fund costs reasonably related to the consummation of an initial Business Combination in response to the Company’s written request for drawdown of loan principal from time to time until the date on which the Company consummates an initial Business Combination. The principal balance of this Note shall be payable on the earliest to occur of (i) the date on which the Company consummates an initial Business Combination and (ii) the date that the winding up is effective. Outstanding loan amounts are convertible, at Seaside’s option, into certain warrants with holders entitled to certain specified registration rights under the Registration Rights Agreement. Interest does not accrue on the Note. The maturity date of the Seaside Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Seaside Loan may be prepaid at any time by the Company at its election and without penalty. As of September 30, 2023, the outstanding balance on the Seaside Loan was $0.

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

Vendor Agreements

Since inception, the Company has engaged a legal firm (the “Legal Advisor”) to provide services related to the Company’s Initial Public Offering, the search for a prospective initial Business Combination, and the structuring of a transaction. Fees incurred by the Legal Advisor have been recorded as accrued contingent legal costs on the condensed balance sheets. The payment of these fees is contingent upon the consummation of a Business Combination. As of September 30, 2023 and December 31, 2022, the Company had accrued contingent legal costs of $4,522,137 and $2,066,035, respectively.

On September 19, 2023, the Company entered into an agreement with a financial advisory firm (the “Financial Advisor”) for financial advisory services such as structuring a transaction, assistance in negotiations, guidance on valuation in connection with a transaction, and other customary services in connection with a Business Combination. Pursuant to this agreement, the Company will pay the Financial Advisor a fee of $7,000,000 contingent upon the consummation of a Business Combination. Additionally, upon the consummation of a PIPE transaction, the Company will pay to the Financial Advisor a fee equal to 3.5% of (i) the gross proceeds raised or received by any PIPE issuer and/or its shareholders in the PIPE transaction, plus (ii) any amounts remaining in the Trust Account as of the closing of the Business Combination after giving effect to all redemptions of shares of the Company elected by the shareholders of the Company ((i) and (ii) together, the “Proceeds”) (the “PIPE Transaction Fee”). The PIPE Transaction Fee paid to the Financial Advisor shall not be less than 1.75% of the Proceeds.

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

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were 19,995,246 Class A ordinary shares issued and outstanding, including 19,995,246 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 4,998,811 Class B ordinary shares outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Assets
Investments held in Trust Account:
Money Market investments	$212,046,647	$212,046,647	$-	$-
Liabilities
Warrant liability – Public Warrants	999,762	999,762	-	-
Warrant liability – Private Placement Warrants	899,857	-	-	899,857
	$1,899,619	$999,762	$-	$899,857
December 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$204,641,162	$204,641,162	$-	$-
Liabilities
Warrant liability – Public Warrants	1,599,620	1,599,620	-	-
Warrant liability – Private Placement Warrants	1,439,771	-	-	1,439,771
	$3,039,391	$1,599,620	$-	$1,439,771

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The measurement of the Public Warrants as of September 30, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker SEDA.WS. The quoted price of the Public Warrants was $0.10 and $0.16 per warrant as of September 30, 2023 and December 31, 2022, respectively.

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

The following table provides the significant inputs to the Monte Carlo simulation model for the fair value of the Private Placement Warrants:

	As of September 30, 2023	As of December 31, 2022
Stock price	$9.80	$10.06
Exercise price	$11.50	$11.50
Dividend yield	-%	-%
Expected term (in years)	5.38	5.34
Volatility	6.4%	5.0%
Risk-free rate	4.50%	3.91%
Fair value	$0.10	$0.16

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2022 - private placement warrants	$1,439,771
Change in fair value	269,958
Fair value as of March 31, 2023 - private placement warrants	1,709,729
Change in fair value	(809,872)
Fair value as of June 30, 2023 - private placement warrants	899,857
Change in fair value	-
Fair value as of September 30, 2023 - private placement warrants	$899,857

The Company recognized a gain of $0 and $1,139,772, respectively, for the three and nine months ended September 30, 2023, and a gain of $2,279,544 and $7,788,441, respectively, for the three and nine months ended September 30, 2022, in connection with changes in the fair value of the Public Warrants and Private Placement Warrants, which is recorded in the condensed Statements of Operations.

SDCL EDGE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the below and as disclosed in Note 5, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 2, 2023, the Company received proceeds of $300,000 under the Sponsor Loan.

On October 4, 2023, the Company received proceeds of $37,500 under the Seaside Loan.

On October 10, 2023, the Company entered into a Promissory Note with Sustainable Investors Fund, LP (“Capricorn Loan”) for up to $150,000. Pursuant to the Capricorn Loan, Capricorn, in its sole and absolute discretion, may fund costs reasonably related to the Company's consummation of an initial Business Combination in response to the Company's written request for drawdown of loan principal from time to time until the date on which the Company consummates an initial Business Combination. The principal balance of the Capricorn Loan shall be payable on the earliest to occur of (i) the date on which the Company consummates an initial Business Combination and (ii) the date that the winding up is effective. Outstanding loan amounts are convertible, at Capricorn’s option, into certain warrants with holders entitled to certain specified registration rights under the Registration Rights Agreement. Interest does not accrue on the Capricorn Loan. The maturity date of the Capricorn Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Capricorn Loan may be prepaid at any time by the Company at its election and without penalty. On November 13, 2023, the Company drew down $37,500 on the Capricorn Loan. The Company has yet to receive these funds as of the date these financial statements were issued.

Extraordinary General Meeting

On October 30, 2023, the Company held an Extraordinary General Meeting of Company shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”) to extend the date by which the Company must consummate an initial Business Combination (the Extension Proposal”) from November 2, 2023 to March 2, 2024 (the "Extended Date") and to allow the board of directors of the Company, without another shareholder vote, to elect to further extend the date to consummate an initial business combination after the Extended Date up to four times, by an additional y month each time, up to July 2, 2024.

In connection with the Extension, a total of 44 shareholders elected to redeem an aggregate of 6,817,313 Class A ordinary shares, representing approximately 34.1% of the issued and outstanding Class A ordinary shares. As a result, $72,546,419.86 will be paid out of the Company’s Trust Account in connection with the redemptions, representing a redemption price per Class A ordinary share of approximately $10.64.

Upon the approval of the Extension Proposal, the Company entered into Funding Agreements with each of the Sponsor and the A Anchor Investors pursuant to which each of the Sponsor and the A Anchor Investors agreed, severally and not jointly, that for each month, or pro rata portion thereof if less than a month, until the earlier of (i) the date of the extraordinary general meeting held in connection with the shareholder vote to approve an initial business combination and (ii) July 2, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of the Company’s board of directors), the Sponsor and each of the A Anchor Investors will make, in aggregate, extension deposits of $0.025 into the Trust Account for each remaining public share, up to a total of $250,000 per month. On November 7, 2023, the Sponsor and the A Anchor Investors deposited $250,000 in the aggregate into the Trust Account.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, including with respect to our recently announced proposed business combination with the Target (as defined below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “project,” “possible,” “might,” “predict,” “should,” “would,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2023, the Company’s Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 18, 2023, the Company’s Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 11, 2023 and in our other filings with the SEC, including in our Def 14A proxy statement that we have filed with the SEC on October 4, 2023 relating to our proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”) to extend the date by which we must consummate an initial Business Combination. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 16, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). On August 21, 2023, we announced that we had executed a non-binding letter of intent (the “LOI”) with Magnet Joint Venture GmbH (“JV GmbH”), KME SE (“KME”) and The Paragon Fund III GmbH & Co. geschlossene Investment KG (“Paragon”), for a proposed Business Combination (the “Target Business Combination”) with the Target as defined below. For more information about the proposed Target Business Combination, see our Current Report on Form 8-K filed with the SEC on August 21, 2023. Unless specifically stated, this Quarterly Report does not give effect to the proposed Target Business Combination and does not contain the risks associated with the proposed Target Business Combination. Such risks and effects relating to the proposed Target Business Combination will be included in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form F-4 that we will file with the SEC relating to the proposed Target Business Combination (the “Target Disclosure Statement”). We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering (defined below) and the sale of the Private Placement Warrants (defined below), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

Charter Amendment

On October 30, 2023, we held an Extraordinary General Meeting of Company shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders were asked to approve a proposal to amend the Charter to extend the date by which we must consummate an initial Business Combination (the “Charter Amendment Proposal”) to July 2, 2024.

At the Extraordinary General Meeting, the Company’s shareholders approved the Charter Amendment Proposal, and the Charter amendment became effective on October 30, 2023, upon the filing thereof with the Companies Register of the Cayman Islands. The foregoing description is qualified in its entirety by reference to the Amended and Restated Certificate of Incorporation, a copy of which is attached as Exhibit 3.1 to our Form 8-K filed with the SEC on October 31, 2023, and is incorporated by reference herein.

Non-Binding Letter of Intent

As previously disclosed, on August 21, 2023, we signed a non-binding letter of intent (the “LOI”) with Magnet Joint Venture GmbH (“JV GmbH”), KME SE (“KME”) and The Paragon Fund III GmbH & Co. geschlossene Investment KG (“Paragon”), for a proposed business combination (the “Target Business Combination”) relating to the special product business of Cunova GmbH, a wholly-owned subsidiary of JV GmbH (“Cunova”) and certain assets of KME comprising the KME Specialty Aerospace Business (“KME Aerospace” and, together with Cunova, the “Target”).

The completion of the Business Combination is subject to, among other things, the completion of due diligence, the negotiation of definitive agreements for the Business Combination (the “Definitive Agreements”), satisfaction of the conditions negotiated therein, approval of the transaction by the board and shareholders of both the Company and Target, as well as regulatory approvals and other customary conditions. There can be no assurance that Definitive Agreements will be entered into or that the Business Combination will be consummated on the terms or timeframe currently contemplated, or at all.

Promissory Notes

On September 8, 2023, we entered into a Promissory Note with our Sponsor (“Sponsor Loan”) for up to One Million Two Hundred Thousand Dollars ($1,200,000.00). Pursuant to the Sponsor Loan, the Sponsor, in its sole and absolute discretion, may fund costs reasonably related to our consummation of an initial Business Combination in response to our written request for drawdown of loan principal from time to time until the date on which we consummate an initial Business Combination. The principal balance of the Sponsor Loan shall be payable on the earliest to occur of (i) the date on which we consummate our initial Business Combination and (ii) the date that our winding up is effective. Outstanding loan amounts are convertible, at the Sponsor’s option, into certain warrants with holders entitled to certain specified registration rights under that certain registration rights agreement by and among the Company, Sponsor and certain other investors in the initial public offering of the Company, dated as of October 28, 2021 (the “Registration Rights Agreement”). The maturity date of the Sponsor Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Sponsor Loan may be prepaid at any time by the Company at its election and without penalty. In October 2023, we drew down $300,000 pursuant to the Sponsor Loan.

On September 29, 2023, we entered into a Promissory Note with Seaside Holdings (Nominee) Limited (“Seaside”) (“Seaside Loan”) for up to One Hundred Fifty Thousand Dollars ($150,000). Pursuant to the Seaside Loan, Seaside, in its sole and absolute discretion, may fund costs reasonably related to our consummation of an initial Business Combination in response to our written request for drawdown of loan principal from time to time until the date on which we consummate an initial Business Combination. The principal balance of the Seaside Loan shall be payable on the earliest to occur of (i) the date on which we consummate our initial Business Combination and (ii) the date that our winding up is effective. Outstanding loan amounts are convertible, at Seaside’s option, into certain warrants with holders entitled to certain specified registration rights under the Registration Rights Agreement. The maturity date of the Seaside Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Seaside Loan may be prepaid at any time by the Company at its election and without penalty. In October 2023, we drew down $37,500 pursuant to the Seaside Loan.

On October 10, 2023, we entered into a Promissory Note with Sustainable Investors Fund, LP (“Capricorn” and, together with Seaside, the “A Anchor Investors”) (“Capricorn Loan”) for up to One Hundred Fifty Thousand Dollars ($150,000). Pursuant to the Capricorn Loan, Capricorn, in its sole and absolute discretion, may fund costs reasonably related to our consummation of an initial Business Combination in response to our written request for drawdown of loan principal from time to time until the date on which we consummate an initial Business Combination. The principal balance of the Capricorn Loan shall be payable on the earliest to occur of (i) the date on which we consummate our initial Business Combination and (ii) the date that our winding up is effective. Outstanding loan amounts are convertible, at Capricorn’s option, into certain warrants with holders entitled to certain specified registration rights under the Registration Rights Agreement. The maturity date of the Capricorn Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Capricorn Loan may be prepaid at any time by the Company at its election and without penalty. In October 2023, we drew down $37,500 pursuant to the Capricorn Loan.

Funding Undertaking and Promissory Notes

On November 2, 2023, we entered into a Funding Undertaking and Promissory Note (the “Sponsor Funding Undertaking”) for up to One Hundred Seventy-Four Thousand One Hundred Sixteen ($174,116). Pursuant to the Sponsor Funding Undertaking, the Sponsor has agreed to make deposits of additional funds (“Extension Fundings”) into the Trust Account for the aggregate benefit of public shares that are not redeemed by public shareholders at the Extraordinary General Meeting to approve the Charter Amendment Proposal, for each month, or pro rata portion thereof if less than a month, until the earlier of (i) the date of the Company extraordinary general meeting held in connection with the shareholder vote to approve an initial Business Combination, and (ii) July 2, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of the Company’s board of directors). The Extension Fundings shall become repayable at the time the Company consummates an initial Business Combination. Pursuant to the Sponsor Funding Undertaking, and solely in the event the Company consummates an initial Business Combination, the Company shall issue up to 13,200 Class A ordinary shares to the Sponsor.

On November 2, 2023, we entered into a Funding Undertaking and Promissory Note (the “Seaside Funding Undertaking”) for up to Thirty Seven Thousand Nine Hundred Forty-Two ($37,942). Pursuant to the Seaside Funding Undertaking, Seaside has agreed to make deposits of additional funds (“Extension Fundings”) into the Trust Account for the aggregate benefit of public shares that are not redeemed by public shareholders at the Extraordinary General Meeting to approve the Charter Amendment Proposal, for each month, or pro rata portion thereof if less than a month, until the earlier of (i) the date of the Company extraordinary general meeting held in connection with the shareholder vote to approve an initial Business Combination, and (ii) July 2, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of the Company’s board of directors). The Extension Fundings shall become repayable at the time the Company consummates an initial Business Combination.

On November 2, 2023, we entered into a Funding Undertaking and Promissory Note (the “Capricorn Funding Undertaking”) for up to Thirty Seven Thousand Nine Hundred Forty-Two ($37,942). Pursuant to the Capricorn Funding Undertaking, Capricorn has agreed to make deposits of additional funds (“Extension Fundings”) into the Trust Account for the aggregate benefit of public shares that are not redeemed by public shareholders at the Extraordinary General Meeting to approve the Charter Amendment Proposal, for each month, or pro rata portion thereof if less than a month, until the earlier of (i) the date of the Company extraordinary general meeting held in connection with the shareholder vote to approve an initial Business Combination, and (ii) July 2, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of the Company’s board of directors). The Extension Fundings shall become repayable at the time the Company consummates an initial Business Combination.

Amendment to Investment Management Trust Agreement

On October 27, 2023, the Company entered into an amendment to the Investment Management Trust Agreement, dated as of October 28, 2021, relating to the Trust Account, to permit Continental Stock Transfer & Trust Company, as trustee, to effectuate the Company’s instructions to liquidate the U.S. government securities or money market funds previously held in the Trust Account and to subsequently hold such funds in an interest-bearing demand deposit bank account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income or gains (losses) on investments held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net income of $234,285, which was a result of a gain on the investments held in the Trust Account of $2,744,075, which was offset by operating and formation costs of $2,509,790.

For the three months ended September 30, 2022, we had net income of $2,181,843, which was a result of a gain in the change in fair value of warrant liabilities of $2,279,544, a gain on the investments held in the Trust Account of $851,036 and a gain on the waiver of deferred underwriting fees of $240,082, which was offset by operating and formation costs of $1,188,819.

For the nine months ended September 30, 2023, we had net income of $3,187,742, which was a result of a gain in the change in fair value of warrant liabilities of $1,139,772 and a gain on the investments held in the Trust Account of $7,405,485, which was offset by operating and formation costs of $5,357,515.

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

Liquidity, Capital Resources and Going Concern

For the nine months ended September 30, 2023, net cash used in operating activities was $561,467, which was due to a gain in the change in fair value of warrant liabilities of $1,139,772, and a gain on investments held in the Trust Account of $7,405,485, offset by changes in operating assets and liabilities of $2,825,565, net income of $3,187,742 and share-based compensation of $1,970,483.

For the nine months ended September 30, 2022, net cash used in operating activities was $635,556, which was due to a gain in the fair value of warrant liabilities of $7,788,441, a gain on investments held in the Trust Account of $1,019,940, and a gain on the waiver of deferred underwriting fees of $240,082, offset by changes in operating assets and liabilities of $1,004,739, net income of $5,444,903 and share-based compensation of $1,963,265.

For the nine months ended September 30, 2023 and 2022, there was no cash provided by financing or investing activities.

On November 2, 2021, the Company consummated the Initial Public Offering of 17,500,000 Units, at $10.00 per Unit, generating gross proceeds of $175,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,250,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement (the “First Private Placement”) to SDCL EDGE Sponsor LLC (the “Sponsor”), Capricorn and Seaside generating gross proceeds of $8,250,000.

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

Upon the closing of the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Warrants, an amount of $201,951,985 was placed in a Trust Account. As of September 30, 2023, we had investments totaling $212,046,647 held in the Trust Account.

As of September 30, 2023, we had cash of $49,504 held outside the Trust Account. We will use the proceeds from the Initial Public Offering held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until November 2, 2023 (24 months from the consummation of the Initial Public Offering), to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by November 2, 2023, there will be a mandatory liquidation and subsequent dissolution.

The Company’s date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that the condensed financial statements set forth herein are issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

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

Vendor Agreements

Since inception, the Company has engaged a legal firm (the "Legal Advisor") to provide services related to the Company's Initial Public Offering, the search for a prospective initial Business Combination, and the structuring of a transaction. Fees incurred by the Legal Advisor have been recorded as accrued contingent legal costs on the condensed balance sheets. The payment of these fees is contingent upon the consummation of a Business Combination. As of September 30, 2023 and December 31, 2022, the Company had accrued contingent legal costs of $4,522,137 and $2,066,035, respectively.

On September 19, 2023, the Company entered into an agreement with a financial advisory firm (the “Financial Advisor”) for financial advisory services such as structuring a transaction, assistance in negotiations, guidance on valuation in connection with a transaction, and other customary services in connection with a Business Combination. Pursuant to this agreement, the Company will pay the Financial Advisor a fee of $7,000,000 contingent upon the consummation of a Business Combination. Additionally, upon the consummation of a PIPE transaction, the Company will pay to the Financial Advisor a fee equal to 3.5% of (i) the gross proceeds raised or received by any PIPE issuer and/or its shareholders in the PIPE transaction, plus (ii) any amounts remaining in the Trust Account as of the closing of the Business Combination after giving effect to all redemptions of shares of the Company elected by the shareholders of the Company ((i) and (ii) together, the “Proceeds”) (the “PIPE Transaction Fee”). The PIPE Transaction Fee paid to the Financial Advisor shall not be less than 1.75% of the Proceeds.

Investment Advisory Agreement

On October 28, 2021, the Company and the Sponsor entered into an agreement with Sustainable Development Capital LLP (the “Advisor”), a London-based investment firm and affiliate of the Company and Sponsor, whereby the Advisor agreed to provide administrative, consulting, and other services to affect the Company’s initial Business Combination. In consideration of the services performed: (1) the Company and Sponsor shall procure the transfer of the legal and beneficial title to at least 659,844 Founder Shares, or at the sole election of the Sponsor, the payment of an amount equal to the cash value (as determined as of the date of such payment) of such number of Founder Shares, to the Advisor immediately prior to the winding up and liquidation of the Sponsor, or such other date as shall be agreed in writing between the Sponsor and Advisor; and (2) the Sponsor shall pay to the Advisor the sum of $20,000 per month as an ongoing advisory fee and subject to the terms and conditions of the Investment Advisory Agreement (the “Advisory Agreement”). The compensation expense related to the above Founder Share transfer of 659,844 shares is amortized on a straight-line basis from the Grant Date of October 28, 2021 (the date at which the Investment Advisory Agreement was signed, and the date at which all parties reached a mutual understanding of the key terms and conditions of the share-based payment) to November 2, 2023 (the original date at which the Combination Period for the Company’s initial Business Combination would have expired). Such Advisory Agreement is accounted for under ASC 718, Compensation – Stock Compensation.

For the three and nine months ended September 30, 2023, there were no costs incurred associated with web-based services provided by the Advisor. On August 5, 2022, the Company incurred costs associated to web based services provided by the Advisor. For the three and nine months ended September 30, 2022, the total costs incurred are $24,062 and recorded in operating and formation costs within the condensed statements of operations.

Administrative Support Agreement

On October 28, 2021, the Company entered into an agreement to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2023 and 2022, $60,000 and $180,000, respectively, of administrative support expenses were incurred.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The immediate re-measurement of the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the net income per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option, and private placement to purchase an aggregate of 18,996,197 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income per share is the same as basic income (loss) per share for the periods presented.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of September 30, 2023 increased as the income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). From the closing of the IPO through September 30, 2023, the Company recorded an increase in the carrying amount of redeemable ordinary shares, including the sale of Over-Allotment units, in the amount of $9,994,661.

Share-Based Compensation

Share-based compensation is included in operating and formation costs within the condensed statement of operations and accounted for based on the requirements of ASC 718, Compensation-Stock Compensation (“ASC 718”), which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee, non-employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, non-employee and director services received in exchange for an award based on the grant-date fair value of the award. For the three months ended September 30, 2023, the Company recognized $664,045 of share-based compensation related to 659,844 Founder Shares to be transferred to Sustainable Development Capital LLP for certain services performed per the Investment Advisory Agreement.

For the nine months ended September 30, 2023 the Company recognized $1,970,483 of share-based compensation related to 659,844 Founder Shares to be transferred to Sustainable Development Capital LLP for certain services performed per the Investment Advisory Agreement.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13(a)-15 paragraphs 13(d)-15e) and 15d-15(e) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures are effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2023, Quarterly Report on Form 10-Q filed with the SEC on May 18, 2023 and Quarterly Report on Form 10-Q filed with the SEC on August 11, 2023. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2023, Quarterly Report on Form 10-Q filed with the SEC on May 18, 2023 and Quarterly Report on Form 10-Q filed with the SEC on August 11, 2023, except as described below. For risk factors related to the proposed Target Business Combination, see the “Risk Factors” section of the Target Disclosure Statement that we will file with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The New York Stock Exchange may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

The Company’s Class A ordinary shares, public warrants and units are listed on the New York Stock Exchange (“NYSE”). The Company is subject to compliance with NYSE’s continued listing requirements in order to maintain the listing of its securities on NYSE. Such continued listing requirements for the Class A ordinary shares include:

●	maintaining an average aggregate global market capitalization of at least $50,000,000 or an average aggregate global market capitalization attributable to publicly-held Class A ordinary shares of at least $40,000,000, excluding Class A ordinary shares held by the Company’s directors, officers, or their immediate families and other concentrated holdings of ten percent or greater, in each case measured over thirty consecutive trading days;

●	300 public shareholders; and

●	600,000 publicly-held Class A ordinary shares.

On January 12, 2023, the Company received a notice from NYSE that the Company was not in compliance with NYSE listing standard 802.01B because the Company had fallen below compliance with the 300 public shareholders requirement. In accordance with the NYSE listing requirements, we submitted a plan that demonstrated how we expected to return to compliance with NYSE listing standard 802.01B. On August 23, 2023, NYSE notified us that we were again in compliance with NYSE listing standard 802.01B but that we were subject to continued monitoring and review for a period of 12 months. While we have regained compliance with the continued listing requirements, we may in the future again fail to be in compliance with the NYSE listing standards and we may be subject to corrective action by NYSE, which may include suspension and delisting procedures.

The Company expects that if the Class A ordinary shares fail to meet NYSE’s continued listing requirements, the Company’s units will also fail to meet NYSE’s continued listing requirements for those securities. The Company cannot assure you that any of its Class A ordinary shares or units will be able to meet any of NYSE’s continued listing requirements. If the Company’s securities do not meet NYSE’s continued listing requirements, NYSE may delist the Company’s securities from trading on its exchange. If NYSE delists any of the Company’s securities from trading on its exchange and the Company is not able to list such securities on another national securities exchange, the Company expects such securities could be quoted on an over-the-counter market. If this were to occur, the Company could face significant material adverse consequences, including:

●	a limited availability of market quotations for the Company’s securities;

●	reduced liquidity for the Company’s securities;

●	a determination that the Class A ordinary shares are a “penny stock” which will require brokers trading in Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the Company’s securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” The Company’s Class A ordinary shares and units qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While the Company is not aware of a state having used these powers to prohibit or restrict the sale of securities issued by SPACs, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if the Company was no longer listed on NYSE, the Company’s securities would not qualify as covered securities under such statute and the Company would be subject to regulation in each state in which it offers its securities.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on November 2, 2021).

3.2	Amendment to Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 31, 2023).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SDCL EDGE ACQUISITION CORPORATION

Date: November 14, 2023	By:	/s/ Jonathan Maxwell
Jonathan Maxwell
Co-Chief Executive Officer