Form 10-K
period 2023-12-31
SDCL EDGE Acquisition Corp
filed 2024-04-16
CIK 1846975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

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

The aggregate market value of the registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), was $208,650,392.

As of April 12, 2024, the registrant had 13,177,933 Class A ordinary shares, par value $0.0001 per share, and 4,998,811 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SDCL EDGE ACQUISITION CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our recently announced proposed business combination with Target (as defined below. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial Business Combination, including our recently announced proposed business combination with the special product business of cunova GmbH (“Cunova”), a wholly-owned subsidiary of Magnet Joint Venture GmbH (“JV GmbH”), and certain assets of KME SE (“KME”) comprising the KME Specialty Aerospace Business (“KME Aerospace” and, together with Cunova, the “Target”);

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, global hostilities, natural disasters or a significant outbreak of other infectious diseases);

●	the ability of our officers and directors to generate potential Business Combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

ii

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form F-4 that we will file with the SEC relating to our proposed business combination with Target (the “Target Disclosure Statement”).

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

iii

PART I.

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our,” “SEDA” or the “Company” are to SDCL EDGE Acquisition Corporation, a blank check company incorporated as a Cayman Islands exempted company. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to SDCL EDGE Sponsor LLC, a Cayman Islands limited liability company. References to our “initial shareholders” refer to our Sponsor, the Anchor Investors and any other holders of our shares prior to the Initial Public Offering.

Overview

We are a blank check company incorporated in the Cayman Islands on February 16, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities (“Business Combination”). While we may pursue an initial Business Combination target in any industry or geographic location, we intend to pursue opportunities created by the energy transition and rapid shift towards energy efficient and decentralized energy solutions for a lower carbon economy and, in particular, for the built environment and transport sectors. Our sponsor, SDCL EDGE Sponsor LLC, a Cayman Islands limited liability company (“Sponsor”), is an affiliate of Sustainable Development Capital LLP (“SDCL”), a London-based investment firm with a strong track record of investments in energy efficient solutions.

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

Following the closing of the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Warrants, an amount of $201,951,985 ($10.10 per Unit) was placed in a Trust Account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee. The funds in the Trust Account were initially invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act 1940, as amended, or the Investment Company Act, as determined by us, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of the Public Shares if we do not complete the initial Business Combination within the Combination Period (defined below); and (iii) absent an initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, the return of the funds held in the Trust Account to the public shareholders as part of the redemption of the Public Shares. Following the Extraordinary General Meeting (as defined further below), we moved the funds in the Trust Account out of investment in securities and into an interest-bearing bank deposit account, until the earlier of consummation of the Company's initial Business Combination or liquidation, in order to mitigate the risk of being deemed an unregistered investment company. The funds in the Trust Account may only be (i) held uninvested, (ii) held in an interest-bearing bank demand deposit account, or (iii) held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. We will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Our management has agreed that an amount equal to at least $10.10 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Warrants, will be held in a Trust Account located in the United States, with funds currently held in an interest-bearing bank deposit account until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account.

We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources. We have not engaged in, and we will not engage in, any operations until we complete a Business Combination, and we have not generated any operating revenue to date. All activity for the period from February 16, 2021 (inception) through December 31, 2023 relates to our formation, the preparation for the Initial Public Offering, and following the closing of the Initial Public Offering, the search for a prospective initial Business Combination. Based on our business activities, we are a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

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

Unless we seek an additional extension through shareholder approval, we have until July 2, 2024 to complete a Business Combination (the “Combination Period”) pursuant to the special resolution to amend the Memorandum and Articles of Incorporation Article 50.7 approved at the extraordinary general meeting of the Company dated October 30, 2023. If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and board of directors, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Proposed Target Business Combination

For more information about the Business Combination Agreement and the proposed Target Business Combination, see our Current Report on Form 8-K filed with the SEC on February 20, 2024, and the Target Disclosure Statement that we will file with the SEC. Unless specifically stated, this Annual Report does not give effect to the proposed Target Business Combination and does not contain the risks associated with the proposed Target Business Combination. Such risks and effects relating to the proposed Target Business Combination will be included in the Target Disclosure Statement.

Effecting a Business Combination

Our Business Strategy

Our business strategy is to identify, acquire and maximize the value of a company operating in one of the subsectors outlined in the following section, titled “Market Opportunity,” with the ultimate aim to create substantial long-term value for our shareholders. We will seek targets with industry leading capabilities delivering energy efficiency or distributed energy solutions that can benefit from our management’s and board’s experience as well as access to the public markets. Targets are expected to have a solid revenue and EBITDA track record and exciting growth prospects derived from delivering solutions, applying technology and/or entering new markets. We will focus on profitability and growth, versus taking substantial technology and commercialization risks. We will focus on enduring business models that do not require re-invention and that can scale.

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

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, if the proposed Target Business Combination is not consummated, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our initial Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Human Capital

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they will devote in any time period will vary based on the status of the proposed Target Business Combination and, if the proposed Target Business Combination is not consummated, whether a different target business has been selected for our initial Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our initial Business Combination.

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

●	Our shareholders may not be afforded an opportunity to vote on our initial Business Combination, which means we may complete our initial Business Combination even though a majority of our shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial Business Combination, our Sponsor, members of our management team, and the Anchor Investors, have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we consummate an initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

●	Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

●	Global or regional conditions may adversely affect our business and our ability to find an attractive target business with which to consummate our initial Business Combination.

●	We may not be able to consummate an initial Business Combination within the Combination Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public shareholders may receive only $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Risks Relating to our Securities

●	The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.10 per share.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

●	If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	The nominal purchase price paid by our Sponsor and the Anchor Investors for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of our initial Business Combination.

Risks Relating to our Advisor and Management Team

●	Our ability to successfully effect our initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

●	The officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

●	Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another SDCL or blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

●	If we pursue a target company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial Business Combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

●	If our management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

●	After our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

●	Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

●	We may reincorporate in another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

Our shareholders may not be afforded an opportunity to vote on our initial Business Combination, which means we may complete our initial Business Combination even though a majority of our shareholders do not support such a combination.

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

Our initial shareholders own, on an as-converted basis, 28% of our outstanding ordinary shares, excluding purchases in the Initial Public Offering pursuant to any indications of interest. Our Sponsor, members of our management team and Anchor Investors also may, from time to time, purchase Class A ordinary shares prior to our initial Business Combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial Business Combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon and who vote at a shareholder meeting, are voted in favor of the Business Combination. As a result, in addition to our initial shareholders’ Founder Shares, we would need 4,089,562, or 31.03% (assuming all issued and outstanding shares are voted), or no additional votes from public shareholders will be needed (assuming only the minimum number of shares representing a quorum are voted), of the 13,177,933 Public Shares sold to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. In addition, in the event the A Anchor Investors vote all the 4,000,000 Class A ordinary shares underlying the 4,000,000 Units acquired in the Initial Public Offering in favor of our initial Business Combination, then we would need only 2,588,967 Class A ordinary shares in addition to the A Anchor Investors’ Class A ordinary shares, or 19.7% of the 13,177,933 Public Shares sold to be voted in favor of our initial Business Combination in order to have our initial Business Combination approved (assuming all outstanding shares are voted). In the event that both the A Anchor Investors and B Anchor Investors vote their underlying Class A ordinary shares in favor of our initial Business Combination, then we would not require any of the other Public Shares sold to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. Our Sponsor, each member of our management team, and each A Anchor Investors, have agreed to vote their Founder Shares and Public Shares in favor of our initial Business Combination. The B Anchor Investors have agreed to vote their Founder Shares in favor of our initial Business Combination. Accordingly, if we seek shareholder approval of our initial Business Combination, the agreement by our Sponsor, each member of our management team, and the Anchor Investors, to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such initial Business Combination. In the event that the Anchor Investors vote their underlying Class A ordinary shares in favor of our initial Business Combination, then we would need 2,588,967 or 19.7% (assuming all issued and outstanding shares are voted) of the 13,177,933 Public Shares sold or none of the 13,177,933 Public Shares sold (assuming only the minimum number of shares representing a quorum are voted) to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved.

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

The requirement that we consummate an initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must consummate an initial Business Combination within the Combination Period. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

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

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and other events and the status of debt and equity markets.

The COVID-19 pandemic has affected, and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 or other events restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of and perceptions to COVID-19 and its variants and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern (such as terrorist attacks, global hostilities, natural disasters or a significant outbreak of other infectious diseases) continue for a prolonged period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the COVID-19 pandemic or other events (such as terrorist attacks, global hostilities, natural disasters, or a significant outbreak of other infectious diseases) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

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

In particular, in response to Russia’s invasion of Ukraine, the United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. This rising conflict and the resulting market volatility could adversely affect global economic, political and market conditions. Additionally, tensions between the United States and China have led to increased tariffs and trade restrictions. The United States has imposed economic sanctions on certain Chinese individuals and entities and restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. These and other global and regional conditions may adversely impact our business and our ability to find an attractive target business with which to consummate our initial Business Combination.

We may not be able to consummate an initial Business Combination within the Combination Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public shareholders may receive only $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and consummate an initial Business Combination within the Combination Period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the equity and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not consummated an initial Business Combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.10 per public share, or less than $10.10 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per public share” and other risk factors herein.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our Public Shares if we have not consummated an initial business within the Combination Period, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if we have not consummated an initial Business Combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we have not consummated an initial Business Combination within the Combination Period, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.10 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the IPO registration statement, our Sponsor agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We may engage the underwriters from our Initial Public Offering or any of their affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters or any of their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters or any of their affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.

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

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“U.S. GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

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

In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds, extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 65% of the number of the then outstanding Private Placement Warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through the Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities.

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

Our Sponsor, the A Anchor Investors, our executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

The proceeds held in the Trust Account were initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. Following the Extraordinary General Meeting (as defined further below), we moved the funds in the Trust Account out of investment in securities and into an interest-bearing bank deposit account until the earlier of consummation of the Company's initial Business Combination or liquidation in order to mitigate the risk of being deemed an unregistered investment company. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.10 per share. Negative interest rates could also reduce the amount of funds we have available to complete our initial Business Combination.

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

We do not believe that our principal activities will subject us to the Investment Company Act. The funds in the Trust Account may only be (i) held uninvested, (ii) held in an interest-bearing bank demand deposit account, or (iii) held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial Business Combination within the Combination Period, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

Our Class A ordinary shares, public warrants and units are listed on the New York Stock Exchange (“NYSE”). The Company is subject to compliance with NYSE’s continued listing requirements in order to maintain the listing of its securities on NYSE. Such continued listing requirements for the Class A ordinary shares include:

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

On January 12, 2023, we received a notice from NYSE that we were not in compliance with NYSE listing standard 802.01B because we had fallen below compliance with the 300 public shareholders requirement. In accordance with the NYSE listing requirements, we submitted a plan that demonstrated how we expected to return to compliance with NYSE listing standard 802.01B. On August 23, 2023, NYSE notified us that we were again in compliance with NYSE listing standard 802.01B but that we were subject to continued monitoring and review for a period of 12 months. While we have regained compliance with the continued listing requirements, we may in the future again fail to be in compliance with the NYSE listing standards and we may be subject to corrective action by NYSE, which may include suspension and delisting procedures.

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

We expect that if the Class A ordinary shares fail to meet NYSE’s continued listing requirements, our Units will also fail to meet NYSE’s continued listing requirements for those securities. We cannot assure you that any of its Class A ordinary shares or Units will be able to meet any of NYSE’s continued listing requirements. If our securities do not meet NYSE’s continued listing requirements, NYSE may delist our securities from trading on its exchange. If NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, the Company could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” The Company’s Class A ordinary shares, units and warrants currently qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While the Company is not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if the Company was no longer listed on NYSE, the Company’s securities would not qualify as covered securities under such statute and the Company would be subject to regulation in each state in which it offers its securities, including in connection with our initial Business Combination, which may negatively impact our ability to consummate our Initial Business Combination.

The nominal purchase price paid by our Sponsor and the Anchor Investors for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of our initial Business Combination.

Our Units were sold in the Initial Public Offering at a price of $10.00 per unit and the amount in our Trust Account was $10.10 per public share, implying an initial value of $10.10 per public share. However, prior to the Initial Public Offering, our Sponsor and the Anchor Investors paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.005 per share. As a result, the value of your Public Shares may be significantly diluted upon the consummation of our initial Business Combination, when the Founder Shares are converted into Public Shares. For example, the following table shows the dilutive effect of the Founder Shares on the implied value of the Public Shares upon the consummation of our initial Business Combination assuming that our equity value at that time is $142,069,535, which is the amount we would have for our initial Business Combination in the Trust Account, no interest is earned on the funds held in the Trust Account, and no Public Shares are redeemed in connection with our initial Business Combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our Public Shares, the Business Combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our ordinary shares would have an implied value of $7.82 per share upon consummation of our initial Business Combination, which is a 20% decrease as compared to the initial implied value per public share of $10.77.

Public Shares	13,177,933
Founder Shares	4,998,811
Total shares	18,176,744
Total funds in trust available for initial Business Combination	$142,069,535
Initial implied value per public share	$10.77
Implied value per share upon consummation of initial Business Combination	$7.82

Note that redemptions of our Public Shares in connection with our initial Business Combination would further reduce the implied value of our ordinary shares. For instance, in the example above, if 50% of the Public Shares were redeemed in connection with our initial Business Combination, the implied value per ordinary share would be $6.13.

The value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

Upon the closing of the Initial Public Offering and partial exercise of the over-allotment option, our Sponsor and the Anchor Investors have invested in us an aggregate of $9,023,574, comprised of the $25,000 purchase price for the Founder Shares and the $8,998,574 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our initial Business Combination, the 4,998,811 Founder Shares would have an aggregate implied value of $39,090,702. Even if the trading price of our ordinary shares were as low as $2.01 per share, and the Private Placement Warrants are worthless, the value of the Founder Shares would approximately be equal to the Sponsor’s and Anchor Investors’ initial investment in us. As a result, our Sponsor and the Anchor Investors are likely to be able to make a substantial profit on their investment in us at a time when our Public Shares have lost significant value (whether because of a substantial amount of redemptions of our Public Shares or any other reason). Accordingly, our management team, which owns interests in our Sponsor, may be more willing to pursue a Business Combination with a riskier or less-established target business than would be the case if our Sponsor and the Anchor Investors had paid the same per share price for the Founder Shares as our public shareholders paid for their Public Shares.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of December 31, 2023, there were 13,177,933 Class A ordinary shares, par value $0.0001 per share, and 4,998,811 Class B ordinary shares, par value $0.0001 per share, issued and outstanding. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination as described herein and in our amended and restated memorandum and articles of association. As of December 31, 2023, there were no preference shares issued and outstanding.

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

If we have not consummated an initial Business Combination within the Combination Period, our public shareholders may be forced to wait beyond such time period before redemption from our Trust Account.

If we have not consummated an initial Business Combination within the Combination Period, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies

Act. In that case, investors may be forced to wait beyond the Combination Period before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial Business Combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

The Anchor Investors purchased 15,864,997 Units in the Initial Public Offering. In addition, the A Anchor Investors each purchased 899,857 Private Placement Warrants, and our Sponsor purchased 7,198,860 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant ($8,998,574 in the aggregate), in a Private Placement. If we do not consummate an initial Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

The personal and financial interests of our Sponsor, executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the end of the Combination Period nears, which is the deadline for our consummation of an initial Business Combination.

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

Our Sponsor owns, on an as-converted basis, approximately 14.5% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial Business Combination. If our Sponsor purchases any Units or any additional Class A ordinary shares in the open market or in privately negotiated transactions, this would increase its control. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold a general meeting to elect new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of our board of directors will be considered for appointment and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial Business Combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial Business Combination.

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

Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. Although we announced on August 21, 2023 that we had executed a non-binding letter of intent with Magnet Joint Venture GmbH (“JV GmbH”), KME SE (“KME”) and The Paragon Fund III GmbH & Co. geschlossene Investment KG (“Paragon”) for a proposed Business Combination (the “Target Business Combination”), and on February 20, 2024 we entered into a business combination agreement to that effect (the “Business Combination Agreement”), we may be unable to complete the Target Business Combination. If we fail to complete any initial Business Combination, we will never generate any operating revenues. For more information about the Business Combination Agreement and the proposed Target Business Combination, see our Current Report on Form 8-K filed with the SEC on February 20, 2024, and the Target Disclosure Statement that we will file with the SEC.

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

Because we are a blank-check company with no active business, we were likely a PFIC for our taxable years ended December 31, 2022 and December 31, 2023. PFIC status is a factual determination made annually based on the income, assets and activities of the Company for the entire taxable year, and it is therefore not possible to determine our PFIC status for any given taxable year until after the close of such year. Our PFIC status for our current taxable year, and our subsequent taxable years, will likely depend on whether we complete a Business Combination and the status of an acquired company pursuant to a Business Combination. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year.

Although we had previously made available on our website a PFIC Annual Information Statement to enable U.S. Holders to make and maintain a “qualified electing fund” (or “QEF”) election with respect to our shares for our taxable year ended December 31, 2022, we do not intend to provide a PFIC Annual Information Statement with respect to our taxable year ended December 31, 2023. Accordingly, no QEF election will be available with respect to our Class A ordinary shares for such taxable year, and any QEF elections previously made with respect to such shares may be invalidated if the electing holder continued to hold such shares during such taxable year. If you are a U.S. Holder who held our shares at any point during your taxable year that includes December 31, 2023, you should consult your tax advisor regarding any QEF election previously made with respect to such shares. We urge U.S. investors to consult their tax advisors regarding the application of the PFIC rules to holders of our units, Class A ordinary shares and warrants.

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

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the Combination Period, we may be unable to complete our initial Business Combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the Combination Period, assuming that our initial Business Combination is not completed during that time. We have incurred, and expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, other than Working Capital Loans, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

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

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and continue to provide military aid or other assistance to Ukraine and Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

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

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-2015, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 2, 2024. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Item 1.B. Unresolved Staff Comments.

None.

Item 1.C. Cybersecurity.

Risk Management and Strategy

The Company regularly assesses risks from cybersecurity threats, monitors its information systems for potential vulnerabilities and tests those systems pursuant to the Company’s cybersecurity policies, standards, processes and practices, which are integrated into the Company’s overall risk management system. To protect the Company’s information systems from cybersecurity threats, the Company uses various security tools that help the Company identify, escalate, investigate, resolve and recover from security incidents in a timely manner. These efforts include a state-of-the art server firewall protecting all communications and files, highly sophisticated password and identity confirmation systems, and constant monitoring to detect suspicious activity. This is administered for the Company by its tech consultants, Tribeca IT, based in London England and New York, New York.

The Company partners with Tribeca IT to assess the effectiveness of our cybersecurity prevention and response systems and processes, including firewall, servers, password, software, and suspicious activity and threats to cybersecurity of all kinds.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and we believe are not reasonably likely to affect the Company, including its business strategy, results of operations or financial condition. Refer to the risk factor captioned “Cyber incidents or cyberattacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss” in Part I, Item 1A. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company.

Governance

The Company has engaged Centri Business Consulting, to review its governance and controls policies and procedures, including cybersecurity. Our board of directors oversees the Company’s risk management process, including on cybersecurity risks, directly and through its committees. The Audit Committee of the board oversees the Company’s risk management program, which focuses on the most significant risks the Company faces in the short-, intermediate-, and long-term timeframe. Audit Committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity, and reports from the Chief Financial Officer on the Company’s enterprise risk profile on an annual basis.

The Company takes a risk-based approach to cybersecurity and has implemented cybersecurity policies throughout its operations that are designed to address cybersecurity threats and incidents. In particular, possible hacking, improper disclosure of records, protection of correspondence, protection of accounting records, and securing of all confidential data and material information.

Item 2. Properties.

We currently maintain our executive offices at 60 East 42nd Street, Suite 1100, New York, New York 10165. The cost for our use of this space is included in the $20,000 per month fee we pay to an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

As of April 12, 2024, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded Class A ordinary shares, and approximately four holders of record of our redeemable warrants.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Annual Report to “we,” “us,” “our,” “SEDA” or the “Company” refer to SDCL EDGE Acquisition Corporation, a blank check company incorporated as a Cayman Islands exempted company. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to SDCL EDGE Sponsor LLC, a Cayman Islands limited liability company. References to our “initial shareholders” refer to our Sponsor, the Anchor Investors and any other holders of our shares prior to the Initial Public Offering.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those that will be set forth in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form F-4 that we will file with the SEC relating to our proposed business combination with Target (the “Target Business Combination”).

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

Overview

We are a blank check company incorporated on February 16, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). On August 21, 2023, we announced that we had executed a non-binding letter of intent with Magnet Joint Venture GmbH (“JV GmbH”), KME SE (“KME”) and The Paragon Fund III GmbH & Co. geschlossene Investment KG (“Paragon”), for a proposed Business Combination (the “Target Business Combination”) with the Target as defined below. For more information about the Target Business Combination, see our Current Report on Form 8-K filed with the SEC on August 21, 2023. Unless specifically stated, this Annual Report does not give effect to the Target Business Combination and does not contain the risks associated with the Target Business Combination. Such risks and effects relating to the Target Business Combination will be included in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form F-4 that we will file with the SEC relating to the Target Business Combination (the “Target Disclosure Statement”). We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering (defined below) and the sale of the Private Placement Warrants, shares issued to the owners of the Target, debt issued to bank or other lenders or the owners of the Target, or a combination of the foregoing or other sources.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

Charter Amendment

On October 30, 2023, we held an Extraordinary General Meeting of Company shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders were asked to approve a proposal to amend the Charter to extend the date by which we must consummate an initial Business Combination (the “Charter Amendment Proposal”) from November 2, 2023 to March 2, 2024 (the “Extended Date”) and to allow the board of directors of the Company, without another shareholder vote, to elect to further extend the date to consummate an initial Business Combination after the Extended Date up to four times, by an additional month each time, up to July 2, 2024. On February 27, 2024, the Board approved a first extension of the date by which the Company must consummate an initial Business Combination from March 2, 2024 to April 2, 2024 (the “First Extension”). On March 27, 2024, the Board approved a second extension of the date by which the Company must consummate an initial Business Combination from April 2, 2024 to May 2, 2024 (the “Second Extension”).

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

Business Combination Agreement

On February 20, 2024, (i) SEDA, (ii) Specialty Copper Listco Plc, a public limited company registered in England and Wales with registered number 15395590 (“PubCo”), (iii) SEDA Magnet LLC, a Delaware limited liability company (the “Merger Sub”), (iv) MAGNET Joint Venture GmbH, a limited liability company organized under the laws of Germany, registered with the commercial register of the local court of Osnabrück under registration number HRB 217397 (“JV GmbH”), (v) PP S&C Holding GmbH, a limited liability company organized under the laws of Germany, registered with the commercial register of the local court of Munich under registration number HRB 275474, (vi) cunova GmbH, a limited liability company organized under the laws of Germany, registered with the commercial register of the local court of Osnabrück under registration number HRB 216155 (“Cunova”), (vii) KME SE, a stock corporation organized under the laws of Germany, registered with the commercial register of the local court of Osnabrück under registration number HRB 213357 (“KME”), (viii) Creature Kingdom Limited, a private limited company registered in England and Wales with registered number 06799429, (ix) The Paragon Fund III GmbH & Co. geschlossene Investment KG, a limited partnership organized under the laws of Germany, registered with the commercial register of the local court of Munich under registration number HRB 110100 (“Paragon” and together with KME, the “Shareholders”) and (x) Mr. Edward Wilson Davis, solely in the capacity as the representative for the shareholders of SEDA, entered into a business combination agreement (as amended from time to time, the “Business Combination Agreement”), pursuant to which several transactions relating to the special product business of Cunova, which is a wholly owned subsidiary of JV GmbH, and certain assets of KME comprising the KME specialty aerospace business (the “Aerospace Business” and, together with Cunova, the “Target”) will occur, and in connection therewith, PubCo will become the ultimate parent company of Merger Sub, JV GmbH and the Target (the “Target Business Combination”).

Pursuant to the Business Combination Agreement, and upon the terms and subject to the conditions set forth therein:

(i)	SEDA will merge with and into Merger Sub, a wholly owned subsidiary of PubCo (the “Merger”), with Merger Sub being the surviving entity in the merger (the time at which the Merger becomes effective, the “Merger Effective Time”);

(ii)	in connection with the Merger, (a) each outstanding SEDA Class B ordinary share, par value $0.0001 per share (the “SEDA Class B Shares”) will be converted (unless otherwise agreed in writing) into 0.893 SEDA Class A ordinary shares, par value $0.0001 per share (the “SEDA Class A Shares,” and together with the SEDA Class B Shares, the “SEDA Shares”), (b) each outstanding SEDA Class A Share will be automatically canceled and converted into PubCo ordinary shares at an exchange ratio of 1.119375, each such PubCo ordinary share having a par value of £1 per share (the “PubCo Shares”), and (c) each outstanding warrant of SEDA will be automatically adjusted to entitle the holder to purchase one whole PubCo Share at a price of $11.50 per PubCo Share;

(iii)	on the Exchange Date (as defined below) (and, if applicable, immediately after the closing contemplated of any Financing (as defined below)), PubCo will (a) redeem the redeemable preference share in PubCo held by Creature Kingdom, and (b) purchase from Creature Kingdom the ordinary share in PubCo held by Creature Kingdom in exchange for the release of the undertaking to pay the subscription price of such redeemable share; and

(iv)	on the Exchange Date (as defined below), (a) Paragon will transfer its shares in PP Holding and a certain shareholder loan to PubCo in exchange for cash and a vendor loan agreement by and between Paragon and PubCo, (b) Cunova will redeem the preference share of Cunova with the number 25,001 (the “Cunova Preference Share”) in consideration for the transfer of the preference share of KME AssetCo GmbH (“KME AssetCo”) with the number 25,001 (the “KME AssetCo Preference Share”) by Cunova to KME Special Products GmbH & Co. KG (“KME Special”), and (c) KME will cause (i) KME Germany GmbH (“KME Germany”), KME Mansfeld GmbH (“KME Mansfeld”) and KME America Inc. (“KME America” and, together with KME Germany and KME Mansfeld, the “Aerospace Business Sellers”) to transfer to Cunova the KME specialty aerospace business in exchange for a vendor loan debt instrument issued by Cunova (the “Aerospace VLN”) and which the Aerospace Business Sellers will transfer to KME Special and KME Special, in turn, will contribute the Aerospace VLN to PubCo in exchange for PubCo Shares; and (ii) KME Special to transfer its shares in JV GmbH and a certain shareholder loan between KME Special and JV GmbH to PubCo in exchange for PubCo Shares and cash ((a)-(c) the “Exchange” and the date on which the Exchange occurs, the “Exchange Date”).

Sponsor Support Agreement

On February 20, 2024, in connection with the execution of the Business Combination Agreement, SEDA entered into a sponsor support agreement (the “Sponsor Support Agreement”) with PubCo and Sponsor as a holder of private warrants of SEDA (“SEDA Private Warrants”) (purchased in a private placement contemporaneously with the initial public offering of SEDA) and a holder of SEDA Class B Shares. Pursuant to the Sponsor Support Agreement, upon the terms and subject to the conditions set forth therein, until the earlier of the Merger Effective Time and the date and time, if any, that the Business Combination Agreement is terminated, the Sponsor agreed to, among other things: (i) inter alia, vote any SEDA Shares that it owns in favor of the proposals regarding the Target Business Combination; (ii) not redeem or effect any sale or distribution of any SEDA Shares or SEDA Warrants that it owns; (iii) convert its 2,639,375 SEDA Class B Shares into 1,593,941 SEDA Class A Shares; and (iv) at closing of the Target Business Combination (the “Closing”), enter into a registration rights agreement based on the term sheet scheduled to the Business Combination Agreement.

Anchor Support Agreement

On February 20, 2024, in connection with the execution of the Business Combination Agreement, SEDA entered into an anchor support agreement (the “Anchor Support Agreement”) with PubCo and each of Sustainable Investors Fund, LP (“Capricorn”) and Seaside Holdings (Nominee) Limited (“Seaside” and, together with Capricorn, the “A Anchor Investors”) as holders of public warrants of SEDA (“SEDA Public Warrants” and, together with the SEDA Private Warrants, the “SEDA Warrants”) (purchased in the initial public offering of SEDA) and SEDA Private Warrants (purchased in a private placement contemporaneously with the initial public offering of SEDA) and holders of SEDA Class A Shares and SEDA Class B Shares. Pursuant to the Anchor Support Agreement, upon the terms and subject to the conditions set forth therein, until the earlier of the Merger Effective Time and the date and time, if any, that the Business Combination Agreement is terminated, each A Anchor Investor agreed to, among other things: (i) vote any SEDA Shares that it owns in favor of the proposals regarding the Target Business Combination; (ii) not redeem or effect any sale or distribution of any SEDA Shares or SEDA Warrants that it owns; (iii) convert its 499,881 SEDA Class B Shares into 283,291 SEDA Class A Shares; and (iv) at Closing, enter into a registration rights agreement based on the term sheet scheduled to the Business Combination Agreement.

Promissory Notes

On September 8, 2023, we entered into a Promissory Note with our Sponsor (“Sponsor Loan”) for up to one million two hundred thousand dollars ($1,200,000). Pursuant to the Sponsor Loan, the Sponsor, in its sole and absolute discretion, may fund costs reasonably related to our consummation of an initial Business Combination in response to our written request for drawdown of loan principal from time to time until the date on which we consummate an initial Business Combination. The principal balance of the Sponsor Loan shall be payable on the earliest to occur of (i) the date on which we consummate our initial Business Combination and (ii) the date that our winding up is effective. Outstanding loan amounts are convertible, at the Sponsor’s option, into certain warrants with holders entitled to certain specified registration rights under that certain registration rights agreement by and among the Company, Sponsor and certain other investors in the initial public offering of the Company, dated as of October 28, 2021 (the “Registration Rights Agreement”). The maturity date of the Sponsor Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Sponsor Loan may be prepaid at any time by the Company at its election and without penalty. On October 2, 2023, we drew down $300,000 pursuant to the Sponsor Loan. On December 14, 2023, we drew down an additional $300,000 pursuant to the Sponsor Loan.

On September 29, 2023, we entered into a Promissory Note with Seaside (“Seaside Loan”) for up to one hundred fifty thousand dollars ($150,000). Pursuant to the Seaside Loan, Seaside, in its sole and absolute discretion, may fund costs reasonably related to our consummation of an initial Business Combination in response to our written request for drawdown of loan principal from time to time until the date on which we consummate an initial Business Combination. The principal balance of the Seaside Loan shall be payable on the earliest to occur of (i) the date on which we consummate our initial Business Combination and (ii) the date that our winding up is effective. Outstanding loan amounts are convertible, at Seaside’s option, into certain warrants with holders entitled to certain specified registration rights under the Registration Rights Agreement. The maturity date of the Seaside Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Seaside Loan may be prepaid at any time by the Company at its election and without penalty. On October 4, 2023, we drew down $37,500 pursuant to the Seaside Loan. On December 18, 2023, we drew down an additional $37,500 pursuant to the Seaside Loan.

On October 10, 2023, we entered into a Promissory Note with Capricorn (“Capricorn Loan”) for up to one hundred fifty thousand dollars ($150,000). Pursuant to the Capricorn Loan, Capricorn, in its sole and absolute discretion, may fund costs reasonably related to our consummation of an initial Business Combination in response to our written request for drawdown of loan principal from time to time until the date on which we consummate an initial Business Combination. The principal balance of the Capricorn Loan shall be payable on the earliest to occur of (i) the date on which we consummate our initial Business Combination and (ii) the date that our winding up is effective. Outstanding loan amounts are convertible, at Capricorn’s option, into certain warrants with holders entitled to certain specified registration rights under the Registration Rights Agreement. The maturity date of the Capricorn Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Capricorn Loan may be prepaid at any time by the Company at its election and without penalty. On November 13, 2023, we drew down $37,500 pursuant to the Capricorn Loan.

Funding Undertaking and Promissory Notes

On November 2, 2023, we entered into a Funding Undertaking and Promissory Note (the “Sponsor Funding Undertaking”) for up to one hundred seventy-four thousand one hundred sixteen dollars ($174,116). Pursuant to the Sponsor Funding Undertaking, the Sponsor has agreed to make deposits of additional funds (“Extension Fundings”) into the Trust Account for the aggregate benefit of public shares that are not redeemed by public shareholders at the Extraordinary General Meeting to approve the Charter Amendment Proposal, for each month, or pro rata portion thereof if less than a month, until the earlier of (i) the date on which the Company consummates an initial Business Combination, and (ii) July 2, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of the Company’s board of directors). Interest does not accrue on this note. The Extension Fundings shall become repayable on the date the Company consummates an initial Business Combination (“Maturity Date”). Pursuant to the Sponsor Funding Undertaking, and solely in the event the Company consummates an initial Business Combination, the Company shall issue up to 13,200 Class A ordinary shares to the Sponsor. On the Maturity Date, the Company will pay the Sponsor an amount equal to the aggregate amount funded. In the event that the Company winds up or liquidates prior to the Maturity Date, the Sponsor will have no claims under this agreement and the Company has no obligation to pay the Sponsor under this agreement. Deposits of $174,116 were made into the Trust Account on each of November 7, 2023 and December 4, 2023. As of December 31, 2023, $348,232 was outstanding under this note.

The Company determined that redemption upon an initial Business Combination would create a substantial premium due to the issuance of the Class A ordinary shares to the Sponsor. In accordance with ASC 815-15-25, the proceeds from the issuance of the Funding Undertaking and Promissory Note with the Sponsor were allocated to the note and to the redemption of the note upon a successful Business Combination using the with-and-without method. Under this method, the Company first allocated the proceeds from the issuance of the note to the redemption feature based on their initial fair value measurement of $1,593 as of November 7, 2023 and $1,596 as of December 4, 2023. The measurement of the fair value of the redemption feature was determined by applying a probability weighted adjustment for a successful Business Combination to the trading value of the Class A ordinary shares on the date of each draw. The fair value of the redemption feature was calculated by using the quoted price of the Company’s shares on the date of each deposit made by the Sponsor into the Trust Account. On November 7, 2023 and December 7, 2023, the closing price of the Company’s shares was $10.73 and $10.76, respectively. Management used the estimated probability of completion of a business combination to calculate the fair value of the shares. The fair value of the redemption feature as of December 31, 2023 was calculated by using the quoted price of the Company’s shares of $10.76 and estimated probability of completion of a business combination.

The Company complies with ASC Topic 835, Interest (“ASC 835”). In accordance with ASC 835-30, discounts to the principal amounts are included in the carrying value of the note and amortized to interest expense over the remaining term of the underlying debt to the Maturity Date. During the year ended December 31, 2023, the Company recorded a $3,189 debt discount upon the draws under the note. The discount was amortized to interest expense over the term of the debt to the date that the Company has to complete a Business Combination of July 2, 2024. For the year ended December 31, 2023, the amortization of the discount resulted in interest expense of $565.

On November 2, 2023, we entered into a Funding Undertaking and Promissory Note (the “Seaside Funding Undertaking”) for up to thirty-seven thousand nine hundred forty-two dollars ($37,942). Pursuant to the Seaside Funding Undertaking, Seaside has agreed to make deposits of additional funds (“Seaside Extension Fundings”) into the Trust Account for the aggregate benefit of public shares that are not redeemed by public shareholders at the Extraordinary General Meeting to approve the Charter Amendment Proposal, for each month, or pro rata portion thereof if less than a month, until the earlier of (i) the date on which the Company consummates an initial Business Combination, and (ii) July 2, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of the Company’s board of directors). Interest does not accrue on this note. The Seaside Extension Fundings shall become repayable at the time the Company consummates an initial Business Combination. Deposits of $37,942 were made into the Trust Account on each of November 7, 2023 and December 4, 2023. A deposit of $37,924 was made into the Trust Account on December 28, 2023. As of December 31, 2023, $113,808 was outstanding under this note.

On November 2, 2023, we entered into a Funding Undertaking and Promissory Note (the “Capricorn Funding Undertaking”) for up to thirty-seven thousand nine hundred forty-two dollars ($37,942). Pursuant to the Capricorn Funding Undertaking, Capricorn has agreed to make deposits of additional funds (“Capricorn Extension Fundings”) into the Trust Account for the aggregate benefit of public shares that are not redeemed by public shareholders at the Extraordinary General Meeting to approve the Charter Amendment Proposal, for each month, or pro rata portion thereof if less than a month, until the earlier of (i) the date on which the Company consummates an initial Business Combination, and (ii) July 2, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of the Company’s board of directors). Interest does not accrue on this note. The Capricorn Extension Fundings shall become repayable at the time the Company consummates an initial Business Combination. Deposits of $37,942 were made into the Trust Account on each of November 7, 2023, December 4, 2023, and December 28, 2023. As of December 31, 2023, $113,826 was outstanding under this note.

For the Funding Undertaking and Promissory Notes with Seaside and Capricorn, the Company evaluated whether the agreements would meet the scope exception for common control under ASC 835-30, Interest – Imputation of Interest. The Company determined that agreements would not meet the scope exception. As such, the Company determined that a discount should be recorded on the proceeds from the notes, The discount will be amortized over the length of the loans. The Company considered this to be until July 2, 2024 as a Business Combination cannot be considered probable to occur until it is consummated. The Company recorded the discount recorded on the notes as capital contributions increasing additional paid-in capital on the statement of changes in shareholders’ deficit on the date the loans were funded. As the Company would be unable to repay its debt obligations in the event that it fails to complete an initial Business Combination, its debt obligations are highly vulnerable to nonpayment and the Company is dependent on favorable business, financial, and economic conditions to be able to meet its financial commitments on such debt obligations. As such, the Company determined that the effective interest rate on each funding date would be calculated by using the six month and one year CCC federal reserve rates interpolated for the term from the draw date until July 2, 2024. The interest rate on the dates of funding of November 7, 2023, December 4, 2023, and December 28, 2023 were 16.48%, 16.19%, and 14.13%, respectively. The initial discount recorded on the notes for the year ended December 31, 2023 was $19,716. The carrying value of the promissory notes, net of discount were $210,483 and $0 as of December 31, 2023, and 2022, respectively. For the years ended December 31, 2023 and 2022, the amortization of the discount resulted in interest expense of $2,565 and $0, respectively.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 16, 2021 (inception) through December 31, 2023 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income or gains (losses) on investments held in our Trust Account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $3,865,812, which was a result of a gain on the investments held in the Trust Account of $7,405,484, a gain in the change in fair value of warrant liabilities and promissory notes of $2,480,294, interest income of $1,993,443, and a gain in the change in the fair value of derivative liability of $348, which was partially offset by operating and formation costs of $8,010,627 and interest expense of $3,130.

For the year ended December 31, 2022, we had net income of $4,822,634, which resulted from a gain on change in the fair value of warrant liabilities of $6,458,708, a gain on the investments held in the Trust Account of $2,689,177 and a gain on the waiver of deferred underwriting fees of $342,975, which was partially offset by operating and formation costs of $4,668,226.

Liquidity and Capital Resources

For the year ended December 31, 2023, net cash used in operating activities was $958,750, which was due to a gain on investments held in the Trust Account of $7,405,484, a gain in the change in fair value of warrant liabilities and promissory notes of $2,480,294, interest income of $1,993,443, and a gain in the change in fair value of derivative liabilities of $348, partially offset by changes in operating assets and liabilities of $4,843,204, net income of $3,865,812, share-based compensation of $2,208,673, and interest expense of $3,130.

For the year ended December 31, 2022, net cash used in operating activities was $755,582, which was due to a gain in the fair value of warrant liabilities of $6,458,708, a gain on investments held in the Trust Account of $2,689,177, and a gain on the waiver of deferred underwriting fees of $342,975, offset by net income of $4,822,634, share-based compensation of $2,634,528, and changes in operating assets and liabilities of $1,278,116.

For the year ended December 31, 2023, net cash provided by investing activities was $71,970,554, which was due to proceeds from the Trust Account for payment to redeeming shareholders of $72,546,420, partially offset by advances to the Trust Account of $575,866.

For the year ended December 31, 2023, net cash used in financing activities was $71,258,054, which was due to payment to redeeming shareholders of $72,546,420, partially offset by proceeds from issuance of convertible promissory notes of $712,500 and advances from the Sponsor and A Anchor Investors of $575,866.

For the year ended December 31, 2022, there was no cash provided by financing or investing activities.

On November 2, 2021, the Company consummated the Initial Public Offering of 17,500,000 Units, at $10.00 per Unit, generating gross proceeds of $175,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,250,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement (the “First Private Placement”) to the Sponsor, Capricorn, and Seaside (together with Capricorn, the “A Anchor Investors”) generating gross proceeds of $8,250,000.

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

Upon the closing of the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Warrants, an amount of $201,951,985 was placed in a Trust Account. As of December 31, 2023, we had cash totaling $142,069,535 held in the Trust Account.

As of December 31, 2023, we had cash of $364,721 held outside the Trust Account. We will use the proceeds from the Initial Public Offering held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

The Company will have until July 2, 2024 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Upon the approval of the Extension Proposal, the Company entered into a funding undertaking and promissory note agreement with each of the Sponsor and the A Anchor Investors pursuant to which each of the Sponsor and the A Anchor Investors agreed, severally and not jointly, that for each month, or pro rata portion thereof if less than a month, until the earlier of (i) the date on which the Company consummates an initial Business Combination and (ii) July 2, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of the Company’s board of directors), the Sponsor and each of the A Anchor Investors will make, in aggregate, extension deposits of $0.019 into the Trust Account for each remaining Public Share, up to a total of $250,000 per month.

The Company’s date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that the financial statements set forth herein are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023 and 2022.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Public Warrants (as defined below) that may be issued upon conversion of the working capital loans (the “Working Capital Loans”) (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Funding Agreements

On November 2, 2023, the Company entered into Funding Undertaking and Promissory Notes with the Sponsor, Seaside, and Capricorn in connection with deposits to be made into the Trust Account in relation to the extension. Commencing two business days following the date of the agreement (the “Initial Funding Date”) and on the first business day of each month thereafter until the earliest to occur of (i) the maturity date, (ii) the date the winding up or liquidation of the Company becomes effective, and (iii) July 2, 2024, the Sponsor will fund non-interest bearing deposits of $174,116 into the Trust Account, whereas Seaside and Capricorn will each fund non-interest bearing deposits of $37,942 into the Trust Account (the “Monthly Extension Funding”).

Vendor Agreements

Since inception, the Company has engaged a legal firm (the “Legal Advisor”) to provide services related to the Company’s Initial Public Offering, the search for a prospective initial Business Combination, and the structuring of a transaction. Fees incurred by the Legal Advisor have been recorded as accrued contingent legal costs on the balance sheets. The payment of these fees is contingent upon the consummation of a Business Combination. As of December 31, 2023 and 2022, the Company had accrued contingent legal costs of $6,449,593 and $2,066,035, respectively.

On September 19, 2023, the Company entered into an agreement with a financial advisory firm (the “Financial Advisor”) for financial advisory services such as structuring a transaction, assistance in negotiations, guidance on valuation in connection with a transaction, and other customary services in connection with a Business Combination. Pursuant to this agreement, the Company will pay the Financial Advisor a fee of $7,000,000 contingent upon the consummation of a Business Combination. Additionally, upon the consummation of a private investment in public equity (“PIPE”) transaction, the Company will pay to the Financial Advisor a fee equal to 3.5% of (i) the gross proceeds raised or received by any PIPE issuer and/or its shareholders in the PIPE transaction, plus (ii) any amounts remaining in the Trust Account as of the closing of a Business Combination after giving effect to all redemptions of shares of the Company elected by the shareholders of the Company ((i) and (ii) together, the “Proceeds”) (the “PIPE Transaction Fee”). The PIPE Transaction Fee paid to the Financial Advisor shall not be less than 1.75% of the Proceeds.

Investment Advisory Agreement

On October 28, 2021, the Company and the Sponsor entered into an agreement with Sustainable Development Capital LLP (the “Advisor”), a London-based investment firm and affiliate of the Company and Sponsor, whereby the Advisor agreed to provide administrative, consulting, and other services to affect the Company’s initial Business Combination (the “Investment Advisory Agreement”). In consideration of the services performed: (1) the Company and Sponsor shall procure the transfer of the legal and beneficial title to at least 659,844 Founder Shares, or at the sole election of the Sponsor, the payment of an amount equal to the cash value (as determined as of the date of such payment) of such number of Founder Shares, to the Advisor immediately prior to the winding up and liquidation of the Sponsor, or such other date as shall be agreed in writing between the Sponsor and Advisor; and (2) the Sponsor shall pay to the Advisor the sum of $20,000 per month as an ongoing advisory fee subject to the terms and conditions of the Investment Advisory Agreement (the “Advisory Agreement”). The compensation expense related to the above Founder Share transfer of 659,844 shares is amortized on a straight-line basis from the grant date of October 28, 2021 (the date at which the Investment Advisory Agreement was signed, and the date at which all parties reached a mutual understanding of the key terms and conditions of the share-based payment) to November 2, 2023 (the original date at which the combination period for the Company’s initial Business Combination would have expired). Such Investment Advisory Agreement is accounted for under ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).

For the year ended December 31, 2023, there were no costs incurred associated with web-based services provided by the Advisor. On August 5, 2022, the Company incurred costs associated with web-based services provided by the Advisor. For the year ended December 31, 2022, the total costs incurred are $24,062 and are recorded in operating and formation costs within the statements of operations.

Administrative Support Agreement

On October 28, 2021, the Company entered into an agreement to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. In connection with the Extension Proposal, the Company will cease paying these monthly fees upon the earlier of (i) completion of a Business Combination (ii) the Company’s liquidation, or (iii) July 2, 2024. During each of the years ended December 31, 2023 and 2022, $240,000 of administrative support expenses were incurred.

Convertible Promissory Notes – Related Party

During the year ended December 31, 2023, the Company entered into three separate promissory notes (collectively, the "Promissory Notes"). Pursuant to the Promissory Notes, the principal balance shall be payable on the earliest to occur of (i) the date on which the Company consummates an initial Business Combination and (ii) the date that the winding up is effective. Outstanding loan amounts are convertible, at the option of the lender, into certain warrants at a price of $1.00 per warrant, with holders entitled to certain specified registration rights under that certain registration rights agreement by and among the Company, Sponsor, and certain other investors in the Initial Public Offering of the Company, dated as of October 28, 2021 (the “Registration Rights Agreement”). Interest does not accrue on the Promissory Notes. Any outstanding principal under the Promissory Notes may be prepaid at any time by the Company at its election and without penalty.

Other Agreements

Pursuant to a share letter dated October 17, 2023, entered into by and between SEDA and Harebell S.r.l. (“Harebell”), an Italian limited liability company with registered office in Milan, whose majority shareholder and sole director is Mr. Nicolò Dubini. Harebell will be paid a finder’s fee of 25,000 Class A shares in connection with the consummation of the Target Business Combination. The Company evaluated the agreement under ASC 718. The Company determined that the shares will only be issued upon the successful completion of the Target Business Combination, which is considered to be a performance condition under ASC 718. As the Target Business Combination cannot be considered probable to occur, the Company will not record any expense under ASC 718 until the shares are issued.

Critical Accounting Estimates

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering and exercise of the over-allotment (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants after detachment from the Units issued in the Initial Public Offering is classified as Level 1 due to the use of an observable market quote in an active market under the ticker SEDA.WS. The Company utilizes a Monte Carlo simulation model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The Company has made the election under ASC 815-15-25 to account for the Promissory Notes using the fair value option. Using the fair value option, the Promissory Notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Differences between the proceeds from issuance of the Promissory Notes and the fair value at issuance are recognized as either an expense in the statements of operations (if issued at a discount) or as a capital contribution (if issued at a premium). Any changes in the estimated fair value of the Promissory Notes are recognized as non-cash gains or losses in the statements of operations. The estimated fair value of the Promissory Notes is determined using Level 3 inputs. Inherent in the Black-Scholes model are assumptions related to expected warrant volatility, expected term, risk-free interest rate, dividend yield, warrant price, and strike price. The Company estimates the volatility of its warrants based on historical volatility. The expected term of the warrants is assumed to be equivalent to their remaining contractual term. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

Share-based compensation is included in operating and formation costs within the statements of operations and accounted for based on the requirements of ASC Topic 718, Compensation–Stock Compensation (“ASC 718”), which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee, non-employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee, non-employee and director services received in exchange for an award based on the grant-date fair value of the award. For the years ended December 31, 2023 and 2022, the Company recognized $2,208,673 and $2,634,528, respectively, of share-based compensation related to 659,844 Founder Shares to be transferred to Sustainable Development Capital LLP for certain services performed per the Investment Advisory Agreement (see Note 5). The fair value of the Founder Shares was determined using a Monte Carlo simulation. Inherent in a Monte Carlo simulation model are assumptions related to volatility, risk-free interest rate, and expected merger date. The volatility was calculated to be equal to the warrant valuation volatility without the probability of success. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Founder Shares. The expected merger date was selected by management. For the years ended December 31, 2023 and 2022, the Company recognized $0 of share-based compensation related to the 25,000 Class A ordinary shares to be transferred to Harebell S.r.l. only upon the successful completion of the Target Business Combination.

Recent Accounting Standards

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The update will be effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

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

Item 8. Financial Statements and Supplementary Data

SDCL EDGE ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

SDCL EDGE Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SDCL EDGE Acquisition Corporation (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Company that was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities on or before May 2, 2024, or by resolution of its Board of Directors and if requested by the Sponsor, to extend the business combination deadline by an additional two months through July 2, 2024. The Company entered into a business combination agreement with a business combination target on February 20, 2024; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to May 2, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after May 2, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

Boston, MA

April 15, 2024

SDCL EDGE ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$364,721	$610,971
Prepaid expenses	94,299	345,166
Total current assets	459,020	956,137
Assets held in Trust Account	142,069,535	204,641,162
TOTAL ASSETS	$142,528,555	$205,597,299

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$82,084	$81,076
Accrued expenses	292,380	181,633
Accrued contingent legal costs	6,449,593	2,066,035
Due to Sponsor	134,652	37,628
Promissory notes – related party	556,091	-
Derivative liability – promissory note – related party redemption feature	2,841	-
Convertible promissory notes – related party	55,500	-
Total current liabilities	7,573,141	2,366,372

Warrant liabilities	569,886	3,039,391
TOTAL LIABILITIES	8,143,027	5,405,763

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 13,177,933 and 19,995,246 shares at redemption value of $10.77 per share and $10.23 per share at December 31, 2023 and 2022, respectively	141,969,535	204,541,163

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 13,177,933 and 19,995,246 shares subject to possible redemption at December 31, 2023 and 2022, respectively)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,998,811 shares issued and outstanding	500	500
Additional paid-in capital	4,843,201	2,634,528
Accumulated deficit	(12,427,708)	(6,984,655)
Total Shareholders’ Deficit	(7,584,007)	(4,349,627)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$142,528,555	$205,597,299

The accompanying notes are an integral part of these financial statements.

SDCL EDGE ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
Operating and formation costs	$8,010,627	$4,668,226
Loss from operations	(8,010,627)	(4,668,226)
Other income and expense:
Change in fair value of warrant liabilities	2,469,505	6,458,708
Change in fair value of convertible promissory notes	10,789	-
Change in fair value of derivative liability - promissory note - related party redemption feature	348	-
Gain on investments held in Trust Account	7,405,484	2,689,177
Gain on waiver of deferred underwriting fees	-	342,975
Interest income	1,993,443	-
Interest expense	(3,130)	-
Net income	$3,865,812	$4,822,634

Basic and diluted weighted average shares outstanding, Class A ordinary shares	18,837,236	19,995,246
Basic and diluted net income per share, Class A ordinary shares	$0.16	$0.19
Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,998,811	4,998,811
Basic and diluted net income per share, Class B ordinary shares	$0.16	$0.19

The accompanying notes are an integral part of these financial statements.

SDCL EDGE ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	4,998,811	$500	$-	$(15,873,472)	$(15,872,972)
Share-based compensation	-	-	2,634,528	-	2,634,528
Net income	-	-	-	4,822,634	4,822,634
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	-	-	-	(2,589,178)	(2,589,178)
Waiver of deferred underwriting fee payable	-	-	-	6,655,361	6,655,361
Balance at December 31, 2022	4,998,811	500	2,634,528	(6,984,655)	(4,349,627)
Share-based compensation	-	-	2,208,673	-	2,208,673
Net income	-	-	-	3,865,812	3,865,812
Proceeds received in excess of initial fair value of convertible promissory note - related party	-	-	646,211	-	646,211
Discount on proceeds from A Anchor Investors under funding agreements	-	-	19,716	-	19,716
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	-	-	(665,927)	(9,308,865)	(9,974,792)
Balance at December 31, 2023	4,998,811	$500	$4,843,201	$(12,427,708)	$(7,584,007)

The accompanying notes are an integral part of these financial statements.

SDCL EDGE ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$3,865,812	$4,822,634
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation	2,208,673	2,634,528
Change in fair value of warrant liabilities	(2,469,505)	(6,458,708)
Change in fair value of convertible promissory notes	(10,789)	-
Change in fair value of derivative liability - promissory note - related party redemption feature	(348)	-
Gain on investments held in Trust Account	(7,405,484)	(2,689,177)
Interest income	(1,993,443)	-
Interest expense	3,130	-
Gain on waiver of deferred underwriting fees	-	(342,975)
Changes in operating assets and liabilities:
Prepaid insurance and other current assets	250,867	426,267
Accounts payable	1,008	75,522
Accrued expenses	110,747	27,830
Accrued contingent legal costs	4,383,558	776,886
Due to Sponsor	97,024	(28,389)
Net cash used in operating activities	$(958,750)	$(755,582)

Cash Flows from Investing Activities:
Advances to Trust Account	(575,866)	-
Proceeds from Trust Account for payment to redeeming shareholders	72,546,420	-
Net cash provided by investing activities	71,970,554	-

Cash Flows from Financing Activities:
Proceeds from Sponsor and A Anchor Investors under promissory notes – related party	575,866	-
Proceeds from issuance of convertible promissory notes – related party	712,500	-
Payment to redeeming shareholders	(72,546,420)	-
Net cash used in financing activities	(71,258,054)	-

Net Change in Cash	(246,250)	(755,582)
Cash - Beginning of year	610,971	1,366,553
Cash - End of year	$364,721	$610,971

Non-cash investing and financing activities:
Waiver of deferred underwriting fee payable (see Note 6)	$-	$6,655,361
Remeasurement to redemption value of Class A ordinary shares subject to redemption	$9,974,792	$2,589,178
Debt discount on proceeds from Sponsor and A Anchor Investors under promissory notes – related party	$22,905	-
Excess of cash received over fair value of convertible promissory note - related party	$646,211	$-

The accompanying notes are an integral part of these financial statements.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

SDCL EDGE Acquisition Corporation (“SEDA” or the “Company”) is a blank check company incorporated in the Cayman Islands on February 16, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from February 16, 2021 (inception) through December 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income or loss in the form of interest income or gains (losses) on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. In addition, the Company will recognize non-operating income or loss on the change in fair value of the warrant liabilities and promissory notes.

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

Following the closing of the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Warrants, an amount of $201,951,985 ($10.10 per Unit) was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee. The funds in the Trust Account were initially invested in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of an initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within 24 months from the closing of the Initial Public Offering; and (iii) absent an initial Business Combination within 24 months from the closing of the Initial Public Offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, the return of the funds held in the Trust Account to the public shareholders as part of the redemption of the Public Shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. If the Company is deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder the Company’s ability to complete a Business Combination. Following the Extraordinary General Meeting, the funds in the Trust Account were moved out of investment in securities and into an interest-bearing bank deposit account until the earlier of consummation of the Company's initial Business Combination or liquidation in order to mitigate the risk of being deemed an unregistered investment company. The funds in the Trust Account may only be (i) held uninvested, (ii) held in an interest-bearing bank demand deposit account, or (iii) held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. If the Company is unable to complete an initial Business Combination, the Company’s public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and the warrants will expire worthless.

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

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve a Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account ($10.77 per share as of December 31, 2023), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

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

The initial shareholders and A Anchor Investors have agreed to (i) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with the completion of an initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the Initial Public Offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination within 24 months from the Initial Public Offering. In connection with the Extension Proposal (as defined below), the waiver described in (i), (ii), and (iii) has occurred. However, if the initial shareholders or Anchor Investors (as defined in Note 5) acquire additional Public Shares after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

SDCL EDGE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The Company will have until May 2, 2024, or July 2, 2024 by monthly extensions approved by the board of directors (the “Combination Period”), to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Upon the approval of the Extension Proposal (as defined below), the Company entered into a funding undertaking and promissory note agreement (each a “Funding Agreement” and together, the “Funding Agreements”) with each of the Sponsor and the A Anchor Investors pursuant to which each of the Sponsor and the A Anchor Investors will agree, severally and not jointly, that for each month, or pro rata portion thereof if less than a month, until the earlier of (i) the date on which the Company consummates an initial Business Combination and (ii) July 2, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of the Company’s board of directors), the Sponsor and each of the A Anchor Investors will make, in aggregate, extension deposits of $0.019 into the Trust Account for each remaining Public Share, up to a total of $250,000 per month.

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

Business Combination Agreement

 On February 20, 2024, (i) SEDA, (ii) Specialty Copper Listco Plc, a public limited company registered in England and Wales with registered number 15395590 (“PubCo”), (iii) SEDA Magnet LLC, a Delaware limited liability company (the “Merger Sub”), (iv) MAGNET Joint Venture GmbH, a limited liability company organized under the laws of Germany, registered with the commercial register of the local court of Osnabrück under registration number HRB 217397 (“JV GmbH”), (v) PP S&C Holding GmbH, a limited liability company organized under the laws of Germany, registered with the commercial register of the local court of Munich under registration number HRB 275474, (vi) cunova GmbH, a limited liability company organized under the laws of Germany, registered with the commercial register of the local court of Osnabrück under registration number HRB 216155 (“Cunova”), (vii) KME SE, a stock corporation organized under the laws of Germany, registered with the commercial register of the local court of Osnabrück under registration number HRB 213357 (“KME”), (viii) Creature Kingdom Limited, a private limited company registered in England and Wales with registered number 06799429, (ix) The Paragon Fund III GmbH & Co. geschlossene Investment KG, a limited partnership organized under the laws of Germany, registered with the commercial register of the local court of Munich under registration number HRB 110100 (“Paragon” and together with KME, the “Shareholders”) and (x) Mr. Edward Wilson Davis, solely in the capacity as the representative for the shareholders of SEDA, entered into a business combination agreement (as amended from time to time, the “Business Combination Agreement”), pursuant to which several transactions relating to the special product business of Cunova, which is a wholly owned subsidiary of JV GmbH, and certain assets of KME comprising the KME specialty aerospace business (the “Aerospace Business” and, together with Cunova, the “Target”) will occur, and in connection therewith, PubCo will become the ultimate parent company of Merger Sub, JV GmbH and the Target (the “Target Business Combination”).

SDCL EDGE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Pursuant to the Business Combination Agreement, and upon the terms and subject to the conditions set forth therein:

(i) SEDA will merge with and into Merger Sub, a wholly owned subsidiary of PubCo (the “Merger”), with Merger Sub being the surviving entity in the merger (the time at which the Merger becomes effective, the “Merger Effective Time”);

(ii) in connection with the Merger, (a) each outstanding SEDA Class B ordinary share, par value $0.0001 per share (the “SEDA Class B Shares”) will be converted (unless otherwise agreed in writing) into 0.893 SEDA Class A ordinary shares, par value $0.0001 per share (the “SEDA Class A Shares,” and together with the SEDA Class B Shares, the “SEDA Shares”), (b) each outstanding SEDA Class A Share will be automatically canceled and converted into PubCo ordinary shares at an exchange ratio of 1.119375, each such PubCo ordinary share having a par value of £1 per share (the “PubCo Shares”), and (c) each outstanding warrant of SEDA will be automatically adjusted to entitle the holder to purchase one whole PubCo Share at a price of $11.50 per PubCo Share;

(iii) on the Exchange Date (as defined below) (and, if applicable, immediately after the closing contemplated of any Financing (as defined below)), PubCo will (a) redeem the redeemable preference share in PubCo held by Creature Kingdom, and (b) purchase from Creature Kingdom the ordinary share in PubCo held by Creature Kingdom in exchange for the release of the undertaking to pay the subscription price of such redeemable share; and

(iv) on the Exchange Date (as defined below), (a) Paragon will transfer its shares in PP Holding and a certain shareholder loan to PubCo in exchange for cash and a vendor loan agreement by and between Paragon and PubCo, (b) Cunova will redeem the preference share of Cunova with the number 25,001 (the “Cunova Preference Share”) in consideration for the transfer of the preference share of KME AssetCo GmbH (“KME AssetCo”) with the number 25,001 (the “KME AssetCo Preference Share”) by Cunova to KME Special Products GmbH & Co. KG (“KME Special”), and (c) KME will cause (i) KME Germany GmbH (“KME Germany”), KME Mansfeld GmbH (“KME Mansfeld”) and KME America Inc. (“KME America” and, together with KME Germany and KME Mansfeld, the “Aerospace Business Sellers”) to transfer to Cunova the KME specialty aerospace business in exchange for a vendor loan debt instrument issued by Cunova (the “Aerospace VLN”) and which the Aerospace Business Sellers will transfer to KME Special and KME Special, in turn, will contribute the Aerospace VLN to PubCo in exchange for PubCo Shares; and (ii) KME Special to transfer its shares in JV GmbH and a certain shareholder loan between KME Special and JV GmbH to PubCo in exchange for PubCo Shares and cash ((a)-(c) the “Exchange” and the date on which the Exchange occurs, the “Exchange Date”).

Sponsor Support Agreement

On February 20, 2024, in connection with the execution of the Business Combination Agreement, SEDA entered into a sponsor support agreement (the “Sponsor Support Agreement”) with PubCo and Sponsor as a holder of private warrants of SEDA (“SEDA Private Warrants”) (purchased in a private placement contemporaneously with the Initial Public Offering of SEDA) and a holder of SEDA Class B Shares. Pursuant to the Sponsor Support Agreement, upon the terms and subject to the conditions set forth therein, until the earlier of the Merger Effective Time and the date and time, if any, that the Business Combination Agreement is terminated, the Sponsor agreed to, among other things: (i) inter alia, vote any SEDA Shares that it owns in favor of the proposals regarding the Target Business Combination; (ii) not redeem or effect any sale or distribution of any SEDA Shares or SEDA Private Warrants that it owns; (iii) convert its 2,639,375 SEDA Class B Shares into 1,593,941 SEDA Class A Shares; and (iv) at closing of the Target Business Combination (the “Closing”), enter into a registration rights agreement based on the term sheet scheduled to the Business Combination Agreement.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Anchor Support Agreement

On February 20, 2024, in connection with the execution of the Business Combination Agreement, SEDA entered into an anchor support agreement (the “Anchor Support Agreement”) with PubCo and each of the A Anchor Investors as holders of public warrants of SEDA (“SEDA Public Warrants” and, together with the SEDA Private Warrants, the “SEDA Warrants”) (purchased in the Initial Public Offering of SEDA) and SEDA Private Warrants (purchased in a private placement contemporaneously with the Initial Public Offering of SEDA) and holders of SEDA Class A Shares and SEDA Class B Shares. Pursuant to the Anchor Support Agreement, upon the terms and subject to the conditions set forth therein, until the earlier of the Merger Effective Time and the date and time, if any, that the Business Combination Agreement is terminated, each A Anchor Investor agreed to, among other things: (i) vote any SEDA Shares that it owns in favor of the proposals regarding the Target Business Combination; (ii) not redeem or effect any sale or distribution of any SEDA Shares or SEDA Warrants that it owns; (iii) convert its 499,881 SEDA Class B Shares into 283,291 SEDA Class A Shares; and (iv) at the Closing, enter into a registration rights agreement based on the term sheet scheduled to the Business Combination Agreement.

NYSE Continued Listing Standards Compliance Notification

On January 12, 2023, the Company received a notice from the New York Stock Exchange (“NYSE”) that the Company was not in compliance with NYSE listing standard 802.01B because the Company had fallen below compliance with the 300 public shareholders requirement. On August 23, 2023, the NYSE notified the Company that it was again in compliance with NYSE listing standard 802.01B but that the Company was subject to continued monitoring and review for a period of 12 months.

Extraordinary General Meeting

On October 30, 2023, the Company held an Extraordinary General Meeting of Company shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial Business Combination (the “Extension Proposal”) from November 2, 2023 to March 2, 2024 (the “Extended Date”) and to allow the board of directors of the Company, without another shareholder vote, to elect to further extend the date to consummate an initial Business Combination after the Extended Date up to four times, by an additional month each time, up to July 2, 2024.

In connection with the Extension Proposal, a total of 44 shareholders elected to redeem an aggregate of 6,817,313 Class A ordinary shares, representing approximately 34.1% of the issued and outstanding Class A ordinary shares. As a result, $72,546,420 was paid out of the Company’s Trust Account in connection with the redemptions, representing a redemption price per Class A ordinary share of approximately $10.64.

Pursuant to the Funding Agreements, between November 7, 2023 and December 31, 2023, the Sponsor and the A Anchor Investors deposited $575,866 in the aggregate into the Trust Account.

On February 27, 2024, the board of directors of the Company approved a first extension of the date by which the Company must consummate an initial Business Combination from March 2, 2024 to April 2, 2024. The first extension was the first of four one-month extensions permitted under the Company’s Amended and Restated Memorandum and Articles of Association. On March 27, 2024, the board of directors of the Company approved a second extension of the date by which the Company must consummate an initial Business Combination from April 2, 2024 to May 2, 2024. The second extension is the second of four one-month extensions permitted under the Company’s Amended and Restated Memorandum and Articles of Association.

Going Concern Consideration

As of December 31, 2023, the Company had $364,721 in cash held outside of the Trust Account and a working capital deficit of $7,114,121.

If a Business Combination is not consummated by the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined there is a lack of liquidity the Company needs to sustain operations for a reasonable period of time and the Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 or 2022.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Assets Held in Trust Account

At December 31, 2023, the assets held in the Trust Account are $142,069,535, and are held in cash within a demand deposit account. Interest income from the cash held in the Trust Account is included in the accompanying statements of operations.

At December 31, 2022, the Company held assets in the Trust Account of $204,641,162.

Class A Ordinary Shares Subject to Possible Redemption

All of the 19,995,246 Class A ordinary shares sold as part of the Units in the Initial Public Offering and the partial exercise of the over-allotment option contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with a Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the redeemable ordinary shares as of December 31, 2023 decreased due to the redemptions of $72,546,420 which occurred in November 2023. Additionally, income earned on the Trust Account exceeds the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $9,974,792 and $2,589,178 during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2021	$201,951,985
Plus:
Remeasurement of carrying value to redemption value	2,589,178
Class A ordinary shares subject to possible redemption as of December 31, 2022	204,541,163
Less:
Redemption of Class A ordinary shares	(72,546,420)
Plus:
Remeasurement of carrying value to redemption value	9,974,792
Class A ordinary shares subject to possible redemption as of December 31, 2023	$141,969,535

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs, and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering (“SAB Topic 5A”). Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $32,005,743 as a result of the Initial Public Offering (consisting of a $3,999,049 underwriting discount, $6,998,336 of deferred underwriting fees, $18,958,165 of Anchor Investor offering costs, and $2,050,193 of other offering costs). The Company recorded $29,576,119 of offering costs as a reduction of temporary equity in connection with the shares of Class A ordinary shares included in the Units. The Company immediately expensed $2,429,624 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

In July and October 2022, the deferred underwriting fee was waived in full by Goldman Sachs & Co. LLC Securities, Inc., and BofA Securities, Inc., the underwriters. Upon the Initial Public Offering, a portion of the entire deferred underwriting fee was allocated to Public Warrants, which resulted in a charge to the statement of operations. Therefore, a portion of this waived deferred underwriting fee was recorded as a gain in the statements of operations in the amount of $342,975 for the year ended December 31, 2022. The remaining $6,655,361 was recorded as a reduction to accumulated deficit as of December 31, 2022.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The immediate re-measurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the net income per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option, and private placement to purchase an aggregate of 18,996,197 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income per share is the same as basic income per share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars):

	For the Years Ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$3,055,088	$810,724	$3,858,107	$964,527
Denominator:
Weighted average ordinary shares	18,837,236	4,998,811	19,995,246	4,998,811
Basic and diluted net income per ordinary share	$0.16	$0.16	$0.19	$0.19

SDCL EDGE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the warrant liabilities and convertible promissory notes.

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

Share-Based Compensation

Share-based compensation is included in operating and formation costs within the statements of operations and accounted for based on the requirements of ASC Topic 718, Compensation–Stock Compensation (“ASC 718”), which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee, non-employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee, non-employee and director services received in exchange for an award based on the grant-date fair value of the award. For the years ended December 31, 2023 and 2022, the Company recognized $2,208,673 and $2,634,528, respectively, of share-based compensation related to 659,844 Founder Shares to be transferred to Sustainable Development Capital LLP for certain services performed per the Investment Advisory Agreement (see Note 5). For the years ended December 31, 2023 and 2022, the Company recognized $0 of share-based compensation related to the 25,000 Class A ordinary shares to be transferred to Harebell (as defined in Note 6) only upon the successful completion of a Business Combination.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

The Public Warrants and Private Placement Warrants are accounted for as derivative instruments in accordance with ASC 815 and are presented as warrant liabilities on the balance sheet. The Public Warrants and Private Placement Warrants were measured at fair value at the Initial Public Offering and on a recurring basis, with subsequent changes in fair value recorded in the statements of operations.

The Company accounts for the Promissory Notes (as defined below) under ASC 815-15-25. In accordance with ASC 815-15-25, proceeds from the sale of a debt instrument with an embedded derivative that require bifurcation are allocated to the two elements based on the relative fair values of the debt instrument without the embedded derivative and of the embedded derivative itself at time of issuance. Any changes in the estimated fair value of the derivative are recognized as non-cash gains or losses in the statements of operations.

Convertible Promissory Notes - Related Party

During the year ended December 31, 2023, the Company entered into three separate promissory notes (collectively, the “Promissory Notes”). The Company has made the election under ASC 815-15-25 to account for these Promissory Notes using the fair value option. Using the fair value option, the Promissory Notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Differences between the proceeds from issuance of the Promissory Notes and the fair value at issuance are recognized as either an expense in the statements of operations (if issued at a discount) or as a capital contribution (if issued at a premium). Any changes in the estimated fair value of the Promissory Notes are recognized as non-cash gains or losses in the statements of operations.

Recent Accounting Standards

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The update will be effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

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

SDCL EDGE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 23, 2021, the Sponsor was issued 7,187,500 Founder Shares for an aggregate of $25,000 paid to cover certain expenses on behalf of the Company. On July 14, 2021, the Company repurchased 2,156,250 Founder Shares from the Company’s Sponsor for an aggregate consideration of $0.001, resulting in an aggregate of 5,031,250 Founder Shares outstanding. The Founder Shares included an aggregate of up to 656,250 Class B ordinary shares subject to repurchase by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the holders of the Founder Shares will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Following the partial exercise of the underwriters’ over-allotment option on November 16, 2021, 32,439 Founder Shares were repurchased and cancelled by the Company. No other Founder Shares remain subject to forfeiture.

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

As the Anchor Investors purchased Units during the Initial Public Offering, should they vote the shares included therein in favor of an initial Business Combination, no votes from other public shareholders would be required to approve an initial Business Combination. The Anchor Investors may have different interests with respect to a vote on an initial Business Combination than other public shareholders due to their ownership interests in the Company.

Pursuant to such Units, the Anchor Investors have not been granted any shareholder or other rights in addition to those afforded to the Company’s other public shareholders. Further, the Anchor Investors are not required to (i) hold any Units, Class A ordinary shares or warrants they purchased in the Initial Public Offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of a Business Combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of a Business Combination. The Anchor Investors have the same rights to the funds held in the Trust Account with respect to the Class A ordinary shares underlying the Units they purchased in the Initial Public Offering as the rights afforded to the Company’s other public shareholders.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Each Anchor Investor has entered into separate investment agreements with the Company and the Sponsor. The A Anchor Investors purchased 503,125 Founder Shares each, or an aggregate of 1,006,250 Founder Shares, from the Sponsor for a purchase price of $2,500 each, or an aggregate of $5,000, at the closing of the Initial Public Offering. The 3.6% B Anchor Investors purchased 181,125 Founder Shares each, or an aggregate of 362,250 Founder Shares, from the Sponsor for a purchase price of $900 each, or an aggregate of $1,800, at the closing of the Initial Public Offering. The 4.0% B Anchor Investors purchased 201,250 Founder Shares each, or an aggregate of 603,750 Founder Shares, from the Sponsor for a purchase price of $1,000 each, or an aggregate of $3,000, at the closing of the Initial Public Offering. The Additional 4.0% B Anchor Investors purchased 201,250 Founder Shares each, or an aggregate of 402,500 Founder Shares from the Sponsor for a purchase price of $1,000 each, or an aggregate of $2,000, at the closing of the Initial Public Offering (or an aggregate of 2,374,750 Founder Shares for all Anchor Investors for a total combined purchase price of $11,800). Pursuant to the investment agreements, the Anchor Investors have agreed to (a) vote any Founder Shares held by them in favor of a Business Combination and (b) subject any Founder Shares held by them to the same lock-up restrictions as the Founder Shares held by the Sponsor and independent directors.

Due to the partial exercise of the over-allotment option by the underwriters on November 16, 2021, the Company repurchased and cancelled 32,439 Founder Shares, which included 3,244 Founder Shares from each A Anchor Investor (or an aggregate of 6,488 Founder Shares), 1,168 Founder Shares from each 3.6% B Anchor Investor (or an aggregate of 2,336 Founder Shares), 1,298 Founder Shares from each 4.0% B Anchor Investor (or an aggregate of 3,894 Founder Shares), 1,298 Founder Shares from each Additional 4.0% B Anchor Investor (or an aggregate of 2,596 Founder Shares), and 17,125 Founder Shares from the Company’s Sponsor. As a result, 15,314 Founder Shares held by Anchor Investors were repurchased and canceled by the Company, resulting in an aggregate of 2,359,436 Founder Shares held by all Anchor Investors.

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

Due to Sponsor

Due to Sponsor consists of advances from the Sponsor to pay for offering costs and formation costs on behalf of the Company and accrued costs incurred under the administrative support agreement of $134,652 and $37,628 as of December 31, 2023 and 2022, respectively, and are payable on demand.

Administrative Support Agreement

On October 28, 2021, the Company entered into an agreement to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. The Company originally would have ceased paying these monthly fees as of October 28, 2023 (24 months from the start of the agreement) regardless of whether a Business Combination had been executed or not. However, in connection with the Extension Proposal, the administrative support agreement was extended through the Extended Date. During each of the years ended December 31, 2023 and 2022, $240,000 of administrative support expenses were incurred.

Investment Advisory Agreement

On October 28, 2021, the Company and the Sponsor entered into an agreement with Sustainable Development Capital LLP (the “Advisor”), a London-based investment firm and affiliate of the Company and Sponsor, whereby the Advisor agreed to provide administrative, consulting, and other services to affect the Company’s initial Business Combination (the “Investment Advisory Agreement”). In consideration of the services performed: (1) the Company and Sponsor shall procure the transfer of the legal and beneficial title to at least 659,844 Founder Shares, or at the sole election of the Sponsor, the payment of an amount equal to the cash value (as determined as of the date of such payment) of such number of Founder Shares, to the Advisor immediately prior to the winding up and liquidation of the Sponsor, or such other date as shall be agreed in writing between the Sponsor and Advisor; and (2) the Sponsor shall pay to the Advisor the sum of $20,000 per month as an ongoing advisory fee and subject to the terms and conditions of the Investment Advisory Agreement. The compensation expense related to the above Founder Share transfer of 659,844 shares is amortized on a straight-line basis from the grant date of October 28, 2021 (the date at which the Investment Advisory Agreement was signed, and the date at which all parties reached a mutual understanding of the key terms and conditions of the share-based payment) to November 2, 2023 (the original date at which the combination period for the Company’s initial Business Combination would have expired). Such Investment Advisory Agreement is accounted for under ASC 718.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022, there were $0 and $24,062 of costs recorded for web-based services provided by the Advisor within the statements of operations, respectively.

Promissory Notes

In order to finance transaction costs in connection with an intended initial Business Combination, the Company’s sponsor or an affiliate of the Sponsor or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, it may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by the officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Company’s Sponsor, its affiliates or the management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account.

On September 8, 2023, the Company entered into a promissory note with the Sponsor (“Sponsor Loan”) for up to $1,200,000. Pursuant to the Sponsor Loan, the Sponsor, in its sole and absolute discretion, may fund costs reasonably related to the consummation of an initial Business Combination in response to the Company’s written request for drawdown of loan principal from time to time until the date on which the Company consummates an initial Business Combination. The principal balance of the Sponsor Loan shall be payable on the earliest to occur of (i) the date on which the Company consummates an initial Business Combination and (ii) the date that the winding up is effective. Outstanding loan amounts are convertible, at the Sponsor’s option, into certain warrants at a price of $1.00 per warrant, with holders entitled to certain specified registration rights under that certain registration rights agreement by and among the Company, Sponsor and certain other investors in the initial public offering of the Company, dated as of October 28, 2021 (the “Registration Rights Agreement”). Interest does not accrue on the Sponsor Loan. The maturity date of the Sponsor Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Sponsor Loan may be prepaid at any time by the Company at its election and without penalty. On October 2, 2023 and December 14, 2023, the Company withdrew $300,000, respectively, from the Sponsor Loan, which has not yet been repaid as of December 31, 2023. As of December 31, 2023, the Company has $600,000 outstanding under the Sponsor Loan.

On September 29, 2023, the Company entered into a promissory note with Seaside for up to $150,000 (the “Seaside Loan”). Pursuant to the Seaside Loan, Seaside, in its sole and absolute discretion, may fund costs reasonably related to the consummation of an initial Business Combination in response to the Company’s written request for drawdown of loan principal from time to time until the date on which the Company consummates an initial Business Combination. The principal balance of the Seaside Loan shall be payable on the earliest to occur of (i) the date on which the Company consummates an initial Business Combination and (ii) the date that the winding up is effective. Outstanding loan amounts are convertible, at Seaside’s option, into certain warrants, at $1.00 per warrant, with holders entitled to certain specified registration rights under the Registration Rights Agreement. Interest does not accrue on the Seaside Loan. The maturity date of the Seaside Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Seaside Loan may be prepaid at any time by the Company at its election and without penalty. On October 4, 2023 and December 18, 2023, the Company withdrew $37,500, respectively, from the Seaside Loan, which has not yet been repaid as of December 31, 2023. As of December 31, 2023, the Company has $75,000 outstanding under the Seaside Loan.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

On October 10, 2023, the Company entered into a promissory note with Capricorn for up to $150,000 (the “Capricorn Loan”). Pursuant to the Capricorn Loan, Capricorn, in its sole and absolute discretion, may fund costs reasonably related to the consummation of an initial Business Combination in response to the Company’s written request for drawdown of loan principal from time to time until the date on which the Company consummates an initial Business Combination. The principal balance of the Capricorn Loan shall be payable on the earliest to occur of (i) the date on which the Company consummates an initial Business Combination and (ii) the date that the winding up is effective. Outstanding loan amounts are convertible, at Capricorn’s option, into certain warrants, at $1.00 per warrant, with holders entitled to certain specified registration rights under the Registration Rights Agreement. Interest does not accrue on the Capricorn Loan. The maturity date of the Capricorn Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Capricorn Loan may be prepaid at any time by the Company at its election and without penalty. On November 13, 2023, the Company withdrew $37,500, from the Capricorn Loan, which has not yet been repaid as of December 31, 2023. As of December 31, 2023, the Company has $37,500 outstanding under the Capricorn Loan.

The fair value option was elected (see Note 2) and, as such, the fair value of the Promissory Notes of $55,500 is reflected on the balance sheet as of December 31, 2023. The fair value of the Promissory Notes upon issuance was $66,289.

Funding Undertaking and Promissory Notes

On November 2, 2023, the Company entered into a Funding Undertaking and Promissory Note with the Sponsor in connection with deposits to be made into the Trust Account in relation to the extension. Commencing two business days following the date of the agreement (the “Initial Funding Date”) and on the first business day of each month thereafter until the earliest to occur of (i) the date on which the Company consummates its initial business combination (the “Maturity Date”), (ii) the date the winding up or liquidation of the Company becomes effective, and (iii) July 2, 2024, the Sponsor will fund non-interest bearing deposits of $174,116 into the Trust Account. On the Maturity Date, the Company will pay the Sponsor an amount equal to the aggregate amount funded. In the event that the Company winds up or liquidates prior to the Maturity Date, the Sponsor will have no claims under this agreement and the Company has no obligation to pay the Sponsor under this agreement. Deposits of $174,116 were made into the Trust Account on each of November 7, 2023 and December 4, 2023. As of December 31, 2023, $348,232 was outstanding under this note.

Pursuant to the terms of the Funding Undertaking and Promissory Note with the Sponsor, the Sponsor shall receive the right to be issued 1,650 Class A ordinary shares of the Company upon the successful completion of a Business Combination, for each deposit that is made into the Trust Account under the note.

The Company determined that redemption upon a Business Combination would create a substantial premium due to the issuance of the Class A ordinary shares to the Sponsor. In accordance with ASC 815-15-25, the proceeds from the issuance of the Funding Undertaking and Promissory Note with the Sponsor were allocated to the note and to the redemption of the note upon a successful Business Combination using the with-and-without method. Under this method, the Company first allocated the proceeds from the issuance of the note to the redemption feature based on their initial fair value measurement of $1,593 as of November 7, 2023 and $1,596 as of December 4, 2023. The measurement of the fair value of the redemption feature was determined by applying a probability weighted adjustment for a successful Business Combination to the trading value of the Class A ordinary shares on the date of each draw. See Note 9 for additional details on the assumptions used. The initial discount of the Funding Undertaking and Promissory Note with the Sponsor was $3,189. As of December 31, 2023 the discount is $2,841, with the change in fair value of $348 included in the accompanying statement of operations.

The Company complies with ASC Topic 835, Interest (“ASC 835”). In accordance with ASC 835-30, discounts to the principal amounts are included in the carrying value of the notes and amortized to “Interest expense” over the remaining term of the underlying debt to the Maturity Date. During the year ended December 31, 2023, the Company recorded a $3,189 debt discount upon the draws under the note. The discount is being amortized to interest expense over the term of the debt to the date that the Company has to complete a Business Combination of July 2, 2024. The carrying value of the promissory notes, net of discount are $345,608 and $0 as of December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, the amortization of the discount resulted in interest expense of $565.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

On November 2, 2023, the Company entered into a Funding Undertaking and Promissory Note with Seaside in connection with deposits to be made into the Trust Account in relation to the extension. Commencing on the Initial Funding Date and on the first business day of each month thereafter until the earliest to occur of (i) the Maturity Date, (ii) the date the winding up or liquidation of the Company becomes effective, and (iii) July 2, 2024, Seaside will fund non-interest bearing deposits of $37,942 into the Trust Account. On the Maturity Date, the Company will pay Seaside an amount equal to the aggregate amount funded. In the event that the Company winds up or liquidates prior to the Maturity Date, Seaside will have no claims under this agreement and the Company has no obligation to pay Seaside under this agreement. Deposits of $37,942 were made into the Trust Account on each of November 7, 2023 and December 4, 2023. A deposit of $37,924 was made into the Trust Account on December 28, 2023. As of December 31, 2023, $113,808 was outstanding under this note.

On November 2, 2023, the Company entered into a Funding Undertaking and Promissory Notes with Capricorn in connection with deposits to be made into the Trust Account in relation to the extension. Commencing on the Initial Funding Date and on the first business day of each month thereafter until the earliest to occur of (i) the Maturity Date, (ii) the date the winding up or liquidation of the Company becomes effective, and (iii) July 2, 2024, Capricorn will fund non-interest bearing deposits of $37,942 into the Trust Account. On the Maturity Date, the Company will pay Capricorn an amount equal to the aggregate amount funded. In the event that the Company winds up or liquidates prior to the Maturity Date, Capricorn will have no claims under this agreement and the Company has no obligation to pay Capricorn under this agreement. Deposits of $37,942 were made into the Trust Account on each of November 7, 2023, December 4, 2023, and December 28, 2023. As of December 31, 2023, $113,826 was outstanding under this note.

For the Funding Undertaking and Promissory Notes with Seaside and Capricorn, the Company evaluated whether the agreements would meet the scope exception for common control under ASC 835-30, Interest – Imputation of Interest. The Company determined that the agreements would not meet the scope exception. As such, the Company determined that a discount should be recorded on the proceeds from the notes, The discount will be amortized over the length of the loans. The Company considered this to be until July 2, 2024 as a Business Combination cannot be considered probable to occur until it is consummated. The Company recorded the discount recorded on the notes as capital contributions increasing additional paid-in capital on the statement of changes in shareholders’ deficit on the date the loans were funded. As the Company would be unable to repay its debt obligations in the event that it fails to complete an initial Business Combination, its debt obligations are highly vulnerable to nonpayment and the Company is dependent on favorable business, financial, and economic conditions to be able to meet its financial commitments on debt obligations. As such, the Company determined that the effective interest rate on each funding date would be calculated by using the six month and one year CCC federal reserve rates interpolated for the term from the draw date until July 2, 2024. The interest rate on the dates of funding of November 7, 2023, December 4, 2023, and December 28, 2023 were 16.48%, 16.19%, and 14.13%, respectively. The initial discount recorded on the notes for the year ended December 31, 2023 was $19,716. The carrying value of the promissory notes, net of discount are $210,483 and $0 as of December 31, 2023, and 2022, respectively. For the years ended December 31, 2023 and 2022, the amortization of the discount resulted in interest expense of $2,565 and $0, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, Public Warrants that may be issued upon conversion of the working capital loans (the “Working Capital Loans”) (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Working Capital Loans) and Promissory Notes (and any Class A ordinary shares issuable upon the exercise of the Promissory Notes and warrants issued upon conversion of the Promissory Notes) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination. The Company bears the expenses incurred in connection with the filing of any such registration statements.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

The underwriters received a cash underwriting discount of $0.20 per Unit, or $3,999,049 in the aggregate, which became payable at the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $6,998,336 in the aggregate. In July and October 2022, the deferred underwriting fee was waived in full by Goldman Sachs & Co. LLC Securities, Inc., and BofA Securities, Inc., the underwriters. Upon the Initial Public Offering, a portion of the entire deferred underwriting fee was allocated to Public Warrants, which resulted in a charge to the statement of operations. Therefore, a portion of this waived deferred underwriting fee was recorded as a gain in the statement of operations in the amount of $342,975 for the year ended December 31, 2022. The remaining $6,655,361 was recorded as a reduction to accumulated deficit as of December 31, 2022.

Vendor Agreements

Since inception, the Company has engaged a legal firm (the “Legal Advisor”) to provide services related to the Company’s Initial Public Offering, the search for a prospective initial Business Combination, and the structuring of a transaction. Fees incurred by the Legal Advisor have been recorded as accrued contingent legal costs on the balance sheets. The payment of these fees is contingent upon the consummation of a Business Combination. As of December 31, 2023 and 2022, the Company had accrued contingent legal costs of $6,449,593 and $2,066,035, respectively.

On September 19, 2023, the Company entered into an agreement with a financial advisory firm (the “Financial Advisor”) for financial advisory services such as structuring a transaction, assistance in negotiations, guidance on valuation in connection with a transaction, and other customary services in connection with a Business Combination. Pursuant to this agreement, the Company will pay the Financial Advisor a fee of $7,000,000 contingent upon the consummation of a Business Combination. Additionally, upon the consummation of a private investment in public equity (“PIPE”) transaction, the Company will pay to the Financial Advisor a fee equal to 3.5% of (i) the gross proceeds raised or received by any PIPE issuer and/or its shareholders in the PIPE transaction, plus (ii) any amounts remaining in the Trust Account as of the closing of a Business Combination after giving effect to all redemptions of shares of the Company elected by the shareholders of the Company ((i) and (ii) together, the “Proceeds”) (the “PIPE Transaction Fee”). The PIPE Transaction Fee paid to the Financial Advisor shall not be less than 1.75% of the Proceeds.

Other Agreements

Pursuant to a share award letter dated October 17, 2023, entered into by and between the Company and Harebell S.r.l. (“Harebell”), Harebell will be paid a finder’s fee of 25,000 Class A ordinary shares in connection with consummation of the Target Business Combination. The Company evaluated the agreement pursuant to ASC 718. Under ASC 718, it was determined that as the share issuance is contingent upon the closing of the Target Business Combination, there is a performance condition that is required to be met. As a Business Combination cannot be considered probable until it occurs, the Company has determined that no expense will be recorded until the Company consummates its initial Business Combination.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 7. WARRANTS

A warrant holder may exercise their warrants only for a whole number of Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Accordingly, unless the warrant holder purchases at least two Units, they will not be able to receive or trade a whole warrant. The warrants will expire five years after the completion of an initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an initial Business Combination, the Company will use the commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use the commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of an initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement.

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

The Company will not redeem the warrants for cash unless a registration statement under the Securities Act covering the issuance of the shares of Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period, unless the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable, the Company may exercise the redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor, Anchor Investors, or their affiliates, without taking into account any Founder Shares held by the Sponsor, the Company’s Anchor Investors or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the completion of an initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the shares of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates an initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described above under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 100% and 180%, respectively, of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by the Sponsor, the A Anchor Investors, or their permitted transferees: (1) they will not be redeemable (except as described above under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00”); (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of an initial Business Combination, as described below; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

The accounting treatment of derivative financial instruments requires that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to its current fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 13,177,933 and 19,995,246 Class A ordinary shares issued and outstanding, including 13,177,933 and 19,995,246 Class A ordinary shares subject to possible redemption, respectively.

Class B ordinary shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 4,998,811 Class B ordinary shares outstanding.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law.

The Class B ordinary shares will automatically convert into the Company’s Class A ordinary shares at the time of an initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Company’s Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of an initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in an initial Business Combination and any Private Placement Warrants issued to the Company’s Sponsor, the A Anchor Investors, the Company’s affiliates or any member of the management team upon conversion of the Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Liabilities
Warrant liability – Public Warrants	$299,929	$299,929	$-	$-
Warrant liability – Private Placement Warrants	269,957	-	-	269,957
Convertible promissory notes – related party	55,500	-	-	55,500
Derivative liability - promissory note - related party redemption feature	2,841	2,841	-	-
	$628,227	$302,770	$-	$325,457
December 31, 2022
Assets
Investments held in Trust Account:
Money market investments	$204,641,162	$204,641,162	$-	$-
Liabilities
Warrant liability – Public Warrants	1,599,620	1,599,620	-	-
Warrant liability – Private Placement Warrants	1,439,771	-	-	1,439,771
	$3,039,391	$1,599,620	$-	$1,439,771

The measurement of the Public Warrants as of December 31, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker SEDA.WS. The quoted price of the Public Warrants was $0.03 and $0.16 per warrant as of December 31, 2023 and December 31, 2022, respectively.

The Company utilizes a Monte Carlo simulation model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The Company utilizes a Black-Scholes model to value the Promissory Notes at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Promissory Notes is determined using Level 3 inputs. Inherent in the Black-Scholes model are assumptions related to expected warrant volatility, expected term, risk-free interest rate, dividend yield, warrant price, and strike price. The Company estimates the volatility of its warrants based on historical volatility. The expected term of the warrants is assumed to be equivalent to their remaining contractual term. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The measurement of the Derivative liability - promissory note – related party redemption feature as of December 31, 2023 is classified using Level 1 inputs due to the use of an observable market quote in an active market under the ticker SEDA. The fair value of the Derivative liability promissory note – related party redemption feature was calculated by using the quoted price of the Company’s shares on the date of each deposit made by the Sponsor into the Trust Account. On November 7, 2023 and December 7, 2023, the closing price of the Company’s shares was $10.73 and $10.76, respectively. Management used the estimated probability of completion of a business combination to calculate the fair value of the shares. The fair value of the Derivative liability – promissory note – related party redemption feature as of December 31, 2023 was calculated by using the quoted price of the Company’s shares of $10.76 and estimated probability of completion of a Business Combination.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

The following table provides the significant inputs to the Monte Carlo simulation model for the fair value of the Private Placement Warrants:

	As of December 31, 2023	As of December 31, 2022
Stock price	$10.76	$10.06
Exercise price	$11.50	$11.50
Dividend yield	-%	-%
Expected term (in years)	5.50	5.34
Volatility	5.9%	5.0%
Risk-free rate	3.78%	3.91%
Fair value	$0.03	$0.16

The following table provides the significant inputs to the Black-Scholes simulation model for the fair value of the Promissory Notes:

	As of October 4, 2023 (Initial Measurement)	As of November 13, 2023 (Initial Measurement)	As of December 18, 2023 (Initial Measurement)	As of December 31, 2023
Warrant fair value	$0.10	$0.10	$0.03	$0.03
Exercise price	$1.00	$1.00	$1.00	$1.00
Dividend yield	-%	-%	-%	-%
Expected term (in years)	0.75	0.64	0.51	0.51
Warrant volatility	275.7%	291.4%	283.1%	283.1%
Risk-free rate	5.50%	5.50%	5.30%	5.30%

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2022 - Level 3 investment	$1,439,771
Change in fair value of private placement warrants	(1,169,814)
Initial value of draw on convertible promissory note - related party on October 4, 2023	36,600
Initial value of draw on convertible promissory note - related party on November 13, 2023	3,400
Initial value of draw on convertible promissory note - related party December 18, 2023	26,289
Change in fair value of convertible promissory notes	(10,789)
Fair value as of December 31, 2023 - Level 3 investments	$325,457

The Company recognized a gain of $2,469,505 for the year ended December 31, 2023, and a gain of $6,458,708 for the year ended December 31, 2022, in connection with changes in the fair value of the Public Warrants and Private Placement Warrants, which is recorded in the statements of operations.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the below and as disclosed in Note 1, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

●

Pursuant to the Funding Undertaking and Promissory Note agreements, between January 1, 2024 and April 10, 2024, the Sponsor and the A Anchor Investors deposited $924,062 in aggregate into the Trust Account in relation to the extension deposits.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9.A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 paragraphs 13(d)-15(e) and 15d-15 paragraphs 15(d)-15(e) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our CEO and our CFO and concluded that our disclosure controls and procedures are not effective due to the material weakness discussed below as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act (as defined in Rules 13a-15(f) and 15-15(f) under the Exchange Act), our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the foregoing evaluation, management concluded that the Company’s internal control over financial reporting were not effective because of the material weakness discussed below.

The Company has identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in a company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis. The Company identified a material weakness in its internal control over financial reporting that existed due to a lack of controls over accounting for accruals, complex financial instrument and debt agreements, and the accounting for complex features associated with equity awards and accruals, to achieve complete, accurate and timely financial accounting, reporting and disclosures, resulting in adjustments to several accounts and disclosures.

This Annual Report does not include an attestation report on internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Management’s Remediation Measures

Management is committed to maintaining a strong internal control environment. In response to the identified material weakness in the overall control environment, management has taken several remediation actions subsequent to December 31, 2023, and are continuing its actions. Remediation actions to be taken during the upcoming year are outlined below:

1.	Continued realignment of existing personnel and the addition of both internal and external personnel to strengthen management’s review and documentation over internal control over financial reporting.

2.	Implement a more thorough second level review process over complex accounting areas.

3.	Implement controls to ensure an appropriate recording of certain expenses and payables, which includes recording in prior periods.

The Company will continue to review and improve its internal control over financial reporting to address the underlying causes of the material weakness and control deficiencies. Such material weakness and control deficiencies will not be remediated until the Company’s remediation plan has been fully implemented, and it has concluded that its internal controls are operating effectively for a sufficient period of time.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9.B. Other Information.

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Jonathan Maxwell	49	Co-Chief Executive Officer and Director
Michael Feldman	49	Co-Chief Executive Officer
Ned Davis	78	Chief Financial Officer and Chief Operating Officer
Lolita Jackson, MBE	56	Director
William Kriegel	78	Director
Michael Naylor	60	Director
Ana Maria Machado Fernandes	61	Director
Karl Olsoni	66	Director

Jonathan Maxwell has served as Chairman and Co-Chief Executive Officer of SDCL EDGE Acquisition Corporation since March 2021. Mr. Maxwell is currently the Chief Executive Officer of SDCL, which he founded. He has over 27 years’ experience in international finance, infrastructure and private equity and has overall responsibility for SDCL’s investment activities. Mr. Maxwell is chair of the Investment Committee for SEEIT (SEIT.LN), the first listed investment company of its kind to invest exclusively in the energy efficiency sector and SDCL’s unlisted Green Energy Solutions Fund. Mr. Maxwell has advised and invested on behalf of a number of national governments as well as a wide range of institutional investors. Prior to establishing SDCL, Mr. Maxwell was at HSBC Infrastructure and managed the initial public offering of the HSBC Infrastructure Company Limited, the first main market, London Stock Exchange listed infrastructure investment company, which now has market capitalisation of over $3 billion. Mr. Maxwell has a degree in Modern History from Oxford University. We believe that Mr. Maxwell is well qualified to serve as a director and Co-CEO because of his extensive experience in capital markets, international finance, infrastructure and private equity.

Michael Feldman has served as Co-Chief Executive Officer SDCL EDGE Acquisition Corporation since October 2021. Mr. Feldman has over 20 years of investing experience in infrastructure. Mr. Feldman is currently the Chief Executive Officer of Tactical Infrastructure Partners, an infrastructure fund manager, which he founded. Prior to this role, Mr. Feldman was a Managing Director and head of infrastructure for Sixth Street Partners (from 2013 to 2020), where he focused on opportunistic infrastructure investments. Prior to joining Sixth Street Partners, Mr. Feldman worked at Goldman Sachs and ultimately held the title of Managing Director. At Goldman Sachs, he was responsible for alternative energy investing within the Americas Special Situations Group. In these roles, Mr. Feldman has served on the boards of directors of numerous portfolio companies. His focus is on alternative/renewable and conventional energy in the form of private equity, corporate lending, project finance, and structured investing. Mr. Feldman received a B.A. in Computer Science from Columbia University. We believe Mr. Feldman is well qualified to serve as Co-CEO because of his extensive experience in private equity and infrastructure investing.

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

Lolita Jackson, MBE has served on the board of directors of SDCL EDGE Acquisition Corporation since May 2021. Ms. Jackson has been appointed as the Executive Director of Sustainable Cities at SDCL. Until recently, she served as the Special Advisor of Climate Policy and Programs in the NYC Mayor’s Office. Ms. Jackson was the climate diplomat for NYC, and administered activities with C40 and other global climate and resilience networks, as well as the UN and cities around the world. Ms. Jackson was also part of the team responsible for OneNYC, NYC’s overall resilience plan, and has held numerous positions within the NYC Mayor’s Office over a 15-year period, including Director of External Affairs for the Special Initiative for Rebuilding and Resiliency, which produced NYC’s post-Hurricane Sandy resiliency plan A Stronger, More Resilient New York, Director of External Affairs of the Housing Recovery Office, Director of Special Projects, where she was in charge of operational city agencies for the Second Avenue Subway and Barclays Center projects, and Manhattan Director of Community Affairs. Prior to her career in government, Ms. Jackson worked at Morgan Stanley for 12 years and was Vice President for Morgan Stanley Investment Management responsible for a $10 billion product line. Ms. Jackson is the immediate past Chairman of the Royal Society of Arts US, US Advisory Board Chairman of the British American Project, a Trustee Emerita of the Children’s Aid Society, Vice Chair of the National Jazz Museum in Harlem, President of the Penn Class of 1989, and a fellow of the US-Japan Leadership Program. Ms. Jackson is a Senior Advisor of Penn Perry World House, a globally focused think tank, and was appointed a Member of the Order of the British Empire by Queen Elizabeth II in 2021. Ms. Jackson studied Applied Science concentrating in Chemical Engineering and is an alumna of the University of Pennsylvania. We believe that Ms. Jackson is well qualified to serve as a director because of her extensive experience in climate policy and government affairs.

William Kriegel has served on the board of directors of the SDCL EDGE Acquisition Corporation since May 2021. Mr. Kriegel is currently Chairman of the Board of K Road Management, LLC with an outstanding track record of shareholder value creation over a 45-year career. Previously Mr. Kriegel was Chairman of the Board of Sithe Energies, a company he founded. Mr. Kriegel was also a co-founder of the National Independent Energy Producers (the “NIEP”), a Washington, D.C. based entity established to represent the independent power producing industry. Mr. Kriegel has served in various leadership and board positions at several energy water and waste management companies, including Aqua Alliance, Vivendi North America and Montenay International. He also serves on the Local Executive Board at the University of Montana-Western and is a board member of The University of Montana Western Foundation. We believe that Mr. Kriegel is well qualified to serve as a director because of his extensive board experience, as well as building businesses as chairman and chief executive.

Ana Maria Machado Fernandes has served on the board of directors of the SDCL EDGE Acquisition Corporation since May 2021. Mrs. Fernandes is currently a Director at Banco CTT, a wholly owned subsidiary of Correios de Portugal (CTT). Previously, Mrs. Fernandes was a Director at Caixa Geral de Depósitos, the largest Portuguese Bank (2017-2021) and a Director at BCI — Banco Comercial e de Investimentos, the largest bank in Mozambique (2020-2023). Mrs. Fernandes also served on the executive board of directors for EDP Energias de Portugal SA (2006-2012) and was executive CEO of EDP Renewables (2007-2012) and EDP Brasil (2012-2015). Previously she was a manager/ director at GALP Energia (Oil & Gas) (2000-2006) and CEO of GALP Power, a subsidiary of GALP Energia for developing projects related to wind, cogeneration and one of the first CCGT’s in Portugal (2004-2006). From 1998 until 2000, Mrs. Fernandes was a business strategy and portfolio senior manager for Gas de Portugal. Mrs. Fernandes was also a board member of several companies of Banco de Fomento e Exterior, and, after it was acquired by Banco Português de Investimento, she assumed responsibilities at the corporate finance department as leader of an investment banking team and manager of the bank (1995-1998). From 1989 until 1994 she was a senior financial analyst and manager at Efisa — Sociedade de Investimento, S.A., the Portuguese arm of SG Warburg, later Banco Efisa. Mrs. Fernandes was a member of the Advisory Board of the Science and Technology Faculty of Universidade Nova de Lisboa (2018-2021) and a past Director of COTEC (2008-2011), an innovation body sponsored by the Portuguese Presidency. Mrs. Fernandes holds a degree in economics and a post-graduate degree in international finance both from the economy faculty at Universidade do Porto. She has an MBA from Universidade do Porto/Universidade Nova de Lisboa and a certification in Corporate Governance from INSEAD. We believe that Mrs. Fernandes is well qualified to serve as a director because of her extensive experience in both executive and non-executive boards of directors, her experience in the energy sector and her capital markets experience.

Michael Naylor has served on the board of directors of the SDCL EDGE Acquisition Corporation since May 2021. Mr. Naylor is the current Chairman of the Board of Jupiter Green Investment Trust plc, a company listed on the Main Market of the London Stock Exchange and recognized as one of the UK’s leading sustainability investing companies. Mr. Naylor sat as Chairman of the Audit Committee from 2012 to 2015 and was appointed Chairman of the Board in September 2015. He is a Member of New York based K Road Mobility LLC (2019) and K Road Technology LLC (2020). His Advisory Board appointments include private equity firm XPV Water Partners LLC based in Toronto (since 2008) and Sylvera Limited based in London. (2021). From 2013 to 2020 Mr. Naylor was Senior Advisor to the Private Equity Firm Actis where he remains a member of the Partnership Co-Investment Vehicle of funds AE3 and AE4. From 2011 to 2019 Mr. Naylor was Chairman of the Advisory Board and shareholder of Greentech Capital LLC (today Nomura Greentech). Mr. Naylor was appointed a board member of The Cambridge Institute of Sustainability Leadership in 2013. The Institute is part of the University of Cambridge within the School of Technology. Mr. Naylor is a graduate of the Institute’s Management Program. We believe that Mr. Naylor is well qualified to serve as a director considering his valuable experience advising technology driven growth business, a stellar track record of public company board governance and his broad international experience working with leading sustainability focused companies.

Karl Olsoni has served on the board of directors of the SDCL EDGE Acquisition Corporation since May 2022. Mr. Olsoni has more than 35 years of international energy sector experience. He served as an independent director of Canadian Solar (NASDAQ: CSIQ) from 2020 to 2023 where he served as a member of the Audit Committee and Chair of the Sustainability Committee. He is currently an Operating Partner with Quinbrook Infrastructure Partners, an infrastructure fund manager investing in clean energy infrastructure and the energy transition in the United States, the United Kingdom and Australia. He is also a Partner with the K Road group of companies which invests in battery storage, waste transformation and e-mobility. He previously served as Managing Director of the Clean Energy and Infrastructure team at Capital Dynamics where he and his partners raised and invested approximately $1 billion in clean energy infrastructure projects. Mr. Olsoni was formerly Chief Financial Officer and Senior Vice President of PPM Energy Inc. (now Iberdrola Renewables/Avangrid), a US-based energy company, and Chief Financial Officer of Koch Materials, Inc., a unit of Koch Industries, Inc. Before that, he spent 16 years with the Southern Company where he was part of the original management team that built the Southern Company’s independent power and merchant energy business (Southern Energy, Inc., later Mirant, Inc. and NRG Energy, Inc.) into one of the largest independent power producers in the world. Mr. Olsoni holds a Bachelor of Arts degree in Economics from George Washington University and an MBA from the College of William and Mary. We believe that Mr. Olsoni is well qualified to serve as a director because of his extensive experience advising boards of directors and his experience with senior renewable energy and energy transition roles.

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

Number, Terms of Office and Election of Officers and Director

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Ana Maria Machado Fernandes and William Kriegel, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Michael Naylor and Karl Olsoni, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Jonathan Maxwell and Lolita Jackson, MBE, will expire at our third annual meeting of shareholders.

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

Audit Committee

The members of our audit committee are Michael Naylor, Ana Maria Machado Fernandes and Karl Olsoni. Karl Olsoni currently serves as the Chairman of the audit committee. Our board of directors has determined that each of Michael Naylor, Ana Maria Machado Fernandes and Karl Olsoni are independent under the NYSE listing standards and applicable SEC rules. Each member of the audit committee is financially literate and our board of directors has determined that Michael Naylor, Ana Maria Machado Fernandes and Karl Olsoni qualify as an “audit committee financial expert” as defined in applicable SEC rules. Steven J. Gilbert served as member and Chairman of the audit committee until his resignation from the board of directors on March 9, 2022. Following Mr. Gilbert’s resignation, Michael Naylor was appointed interim Chairman of the audit committee. On March 30, 2022, Karl Olsoni was appointed Chairman of the audit committee. William Kriegel served as a member of the audit committee until his resignation from the audit committee on November 16, 2023. Mr. Kriegel remains a director on the Company board of directors. Mr. Kriegel’s decision to leave the audit committee was not the result of any dispute or disagreement between the Company and Mr. Kriegel and/or the audit committee and Mr. Kriegel on any matter relating to the Company’s operations, policies or practices, including its controls of financial-related matters.

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

Nominating Committee

The members of our nominating committee are William Kriegel, Michael Naylor, Ana Maria Machado Fernandes and Karl Olsoni and Michael Naylor serves as chairman of the nominating committee. Under the NYSE listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of William Kriegel, Michael Naylor, Ana Maria Machado Fernandes and Karl Olsoni are independent. Steven J. Gilbert served as member of the nominating committee until his resignation from the board of directors on March 9, 2022. Following Mr. Gilbert’s resignation, Karl Olsoni was appointed member of the SEDA Board and the Nominating Committee on May 30, 2022.

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

SDCL as well as certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to SDCL, SDCL Funds, our Sponsor, their affiliates, or to certain other entities in which they or such entities have invested or which they or other such entities have advised, including companies in industries we may target for our initial Business Combination. These entities may compete with us for acquisition opportunities. As a result, if SDCL or any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such Business Combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. See “Risk Factors – Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Jonathan Maxwell	SDCL (Sustainable Development Capital LLP)(1)	Investment Company	Chief Executive Officer

William Kriegel	K Road Management LLC	Energy Related Investment and Management Company	Director
	Local board University of Montana-Western	University	Director
	University of Montana-Western Foundation	University Foundation	Director

Michael Naylor	Jupiter Green Investment Trust plc	Sustainability investing companies	Director
	Sun New Energy Holdings Limited	Energy Related Holding Company	Director
	K Road Mobility LLC	Energy Related Investment and Management Company	Director
	K Road Technology LLC	Energy Related Investment and Management Company	Director
	Hobbs & Towne LLC	Executive Search Firm	Operating Partner
	The Cambridge Institute of Sustainability Leadership	Educational Facility	Director

Lolita Jackson, MBE	SDCL (Sustainable Development Capital LLP)	Investment Company	Employee, Executive Director of Sustainable Cities

Ana Maria Machado Fernandes	Banco CTT	Portuguese Bank	Director
	Caixa Geral de Depósitos	Portuguese Bank	Director
	BCI – Banco Comercial e de Investimentos (Mz)	Bank	Director

Ned Davis	SDCL EE CO US LLC	Manager of infrastructure renewable energy and energy efficiency investments	Chief Financial Officer
	New York Energy Efficiency Investments LLC	Private equity fund	Chief Financial Officer
	Sustainable Development Capital LLC	FINRA and SEC registered and licensed Broker-Dealer	Managing Principal

Michael Feldman	Tactical Infrastructure Partners GP, LLC	Alternative Investment Management	Chief Executive Officer
	Tactical Infrastructure Partners, LP	Alternative Investment Management	Limited Partner

Karl Olsoni	Quinbrook Infrastructure Partners	Energy related fund management company focused on renewable energy and the energy transition	Operating Partner
	K Road Mobility LLC	Energy Related Investment and Management Company	Director

(1)	Includes certain of its funds and other affiliates including portfolio companies.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our Sponsor subscribed for Founder Shares prior to the Initial Public Offering and purchased Private Placement Warrants in a transaction that closed simultaneously with Initial Public Offering.

●	Our Sponsor, the A Anchor Investors and each member of our board and management team have entered into an agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of our initial Business Combination including, without limitation, any such rights available in the context of a shareholder vote to approve such Business Combination, or a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of the holders of our Class A ordinary shares and (ii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to consummate an initial Business Combination within the Combination Period (although our Sponsor, the Anchor Investors and each member of our management team, will be entitled to liquidation rights with respect to any Public Shares held by them if we fail to consummate a Business Combination within the prescribed time frame). If we do not complete our initial Business Combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Except as described herein, our Sponsor, our Anchor Investors and our directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of our initial Business Combination and (B) subsequent to our initial Business Combination, the earlier to occur of (x) the first date on which the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any twenty (20) trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the Private Placement Warrants will not be transferable until thirty (30) days following the completion of our initial Business Combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

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

Furthermore, in no event will the Sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination, other than the following payments, none of which were made from the proceeds of the Initial Public Offering and the sale of the SEDA Private Warrants held in the Trust Account prior to the completion of our initial business combination: repayment of up to an aggregate of $300,000 in loans made to us by the Sponsor to cover offering-related and organizational expenses; reimbursement for office space, secretarial and administrative services provided to us by an affiliate of the Sponsor, in the amount of $20,000 per month; procurement by us and the Sponsor to transfer from the Sponsor of the legal and beneficial title to at least 664,125 Class B ordinary shares or, at the sole election of the Sponsor, the payment of an amount equal to the cash value (as determined as of the date of such payment) of such number of Class B ordinary shares; reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and repayment of loans which may be made by the Sponsor or an affiliate of the Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Pursuant to a share letter dated October 17, 2023, entered into by and between SEDA and Harebell S.r.l. (“Harebell”), an Italian limited liability company with registered office in Milan, whose majority shareholder and sole director is Mr. Nicolò Dubini, Harebell will be paid a finder’s fee of 25,000 SEDA Class A Shares in connection with consummation of the Business Combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information available to us at March 18, 2024 regarding the beneficial ownership of our ordinary shares:

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Ordinary Shares
Directors, Executive Officers
Jonathan Maxwell(3)	2,639,375	13.2%
Ned Davis(4)	*	*
Michael Feldman(4)	*	*
Lolita Jackson(4)	*	*
Ana Maria Machado Fernandes(4)	*	*
William Kriegel(4)	*	*
Michael Naylor(4)	*	*
Karl Olsoni(4)	*	*
All officers and directors as a group (eight individuals)	2,639,375	13.2%

Five Percent Holders
SDCL EDGE Sponsor LLC (our Sponsor)(4)	2,639,375	13.2%
Seaside Holdings (Nominee) Limited(5)	2,000,000	10.0%
Sustainable Investors Fund, LP(6)	2,000,000	10.0%
Sandia Investment Management L.P.(7)	1,398,999	10.6%
Polar Asset Management Partners Inc.(8)	1,310,000	9.9%
First Trust Merger Arbitrage Fund(9)	1,229,756	9.3%
First Trust Capital Management L.P.(9)	1,310,574	9.9%
The Quarry LP(10)	987,749	7.5%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 60 East 42nd Street, Suite 1100, New York, NY 10165.
(2)	Unless otherwise noted, interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of the consummation of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	Does not include any shares indirectly owned by this individual as a result of his/her membership interest in SDCL EDGE Sponsor LLC (our Sponsor).
(4)	SDCL EDGE Sponsor LLC is the record holder of the shares reported herein. SDCL EDGE Sponsor Participation LLP is the managing member of SDCL EDGE Sponsor LLC. Jonathan Maxwell, our Co-Chief Executive Officer, may be deemed to beneficially own shares held by our Sponsor by virtue of his ownership of voting securities in SDCL EDGE Sponsor Participation LLP.

(5)	According to a Schedule 13G/A filed with the SEC on February 14, 2022, Guy Hands has sole voting and dispositive power over the SEDA Class A Shares reported herein. The business address of this reporting person is PO Box 82, Floor 2, Trafalgar Court, les Banques, Guernsey, GY1 4LY.
(6)	According to a Schedule 13G filed with the SEC on November 12, 2021, Sustainable Investors fund, LP and SIF Partners, LLC share voting and dispositive power over the SEDA Class A Shares reported herein. The business address of these reporting persons is 250 University Ave, Suite 300, Palo Alto, CA, 94301.
(7)	According to a Schedule 13G filed with the SEC on February 14, 2024, Sandia Investment Management L.P. and Timothy J. Sichler share voting and dispositive power over the SEDA Class A Shares reported herein. The business address of these reporting persons is 201 Washington Street, Boston, MA 02108.
(8)	According to a Schedule 13G filed with the SEC on February 12, 2024, Polar Asset Management Partners Inc. has sole voting and dispositive power over the SEDA Class A Shares reported herein. The business address of this reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(9)	According to a Schedule 13G filed with the SEC on February 14, 2024, First Trust Merger Arbitrage Fund has sole voting and dispositive power over the SEDA Class A Shares reported herein, and First Trust Capital Management L.P., First Trust Capital Solutions L.P., and FTCS Sub GP LLC share voting and dispositive power over the SEDA Class A Shares reported herein. The principal business address of First Trust Merger Arbitrage Fund is 235 West Galena Street, Milwaukee, WI 53212, and the principal business address of First Trust Capital Management L.P., First Trust Capital Solutions L.P., and FTCS Sub GP LLC is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.
(10)	According to Schedule 13G filed with the SEC on February 16, 2024, The Quarry LP has shared voting and dispositive power over the SEDA Class A Shares reported herein. The business address of this reporting person is 331 Park Avenue South, 3rd Floor, New York, NY 10010.
(11)	Unless otherwise noted, the business address of each of PubCo’s directors and officers is Klosterstrasse 29, 49074, Osnabrück, Germany.

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

Promissory Notes

On September 8, 2023, we entered into a promissory note with our Sponsor (“Sponsor Loan”) for up to one million two hundred thousand dollars ($1,200,000). Pursuant to the Sponsor Loan, the Sponsor, in its sole and absolute discretion, may fund costs reasonably related to our consummation of an initial Business Combination in response to our written request for drawdown of loan principal from time to time until the date on which we consummate an initial Business Combination. The principal balance of the Sponsor Loan shall be payable on the earliest to occur of (i) the date on which we consummate our initial Business Combination and (ii) the date that our winding up is effective. Outstanding loan amounts are convertible, at the Sponsor’s option, into certain warrants with holders entitled to certain specified registration rights under that certain registration rights agreement by and among the Company, Sponsor and certain other investors in the initial public offering of the Company, dated as of October 28, 2021 (the “Registration Rights Agreement”). The maturity date of the Sponsor Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Sponsor Loan may be prepaid at any time by the Company at its election and without penalty. The Company received proceeds of $600,000 from the Sponsor Loan.

On September 29, 2023, we entered into a promissory note with Seaside Holdings (Nominee) Limited (“Seaside”) for up to one hundred fifty thousand dollars ($150,000) (the “Seaside Loan”). Pursuant to the Seaside Loan, Seaside, in its sole and absolute discretion, may fund costs reasonably related to our consummation of an initial Business Combination in response to our written request for drawdown of loan principal from time to time until the date on which we consummate an initial Business Combination. The principal balance of the Seaside Loan shall be payable on the earliest to occur of (i) the date on which we consummate our initial Business Combination and (ii) the date that our winding up is effective. Outstanding loan amounts are convertible, at Seaside’s option, into certain warrants with holders entitled to certain specified registration rights under the Registration Rights Agreement. The maturity date of the Seaside Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Seaside Loan may be prepaid at any time by the Company at its election and without penalty. The Company received proceeds of $75,000 from the Seaside Loan.

On October 10, 2023, we entered into a promissory note with Sustainable Investors Fund, LP (“Capricorn”) for up to one hundred fifty thousand dollars ($150,000) (the “Capricorn Loan”). Pursuant to the Capricorn Loan, Capricorn, in its sole and absolute discretion, may fund costs reasonably related to our consummation of an initial Business Combination in response to our written request for drawdown of loan principal from time to time until the date on which we consummate an initial Business Combination. The principal balance of the Capricorn Loan shall be payable on the earliest to occur of (i) the date on which we consummate our initial Business Combination and (ii) the date that our winding up is effective. Outstanding loan amounts are convertible, at Capricorn’s option, into certain warrants with holders entitled to certain specified registration rights under the Registration Rights Agreement. The maturity date of the Capricorn Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Capricorn Loan may be prepaid at any time by the Company at its election and without penalty. The Company received proceeds of $37,500 from the Capricorn Loan.

Administrative Support Agreement

On October 28, 2021, we entered into an agreement to pay our Sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of an initial Business Combination or liquidation, we will cease paying these monthly fees. For the years ended December 31, 2023 and 2022, $240,000 of administrative support expenses were incurred related to the agreement.

Due to Sponsor

Due to Sponsor consists of advances from the Sponsor to pay for offering costs and formation costs on behalf of the Company and are payable on demand.

Funding Agreements

On November 2, 2023, the Company entered into a Funding Undertaking and Promissory Note with the Sponsor in connection with deposits to be made into the Trust Account in relation to the extension. Commencing two business days following the date of the agreement (the "Initial Funding Date") and on the first business day of each month thereafter until the earliest to occur of (i) the date on which the Company consummates its initial business combination (the "Maturity Date"), (ii) the date the winding up or liquidation of the Company becomes effective, and (iii) July 2, 2024, the Sponsor will fund non-interest bearing deposits of $174,116 into the Trust Account.

On November 2, 2023, the Company entered into a Funding Undertaking and Promissory Note with Seaside in connection with deposits to be made into the Trust Account in relation to the Extension. Commencing on the Initial Funding Date and on the first business day of each month thereafter until the earliest to occur of (i) the maturity date, (ii) the date the winding up or liquidation of the Company becomes effective, and (iii) July 2, 2024, Seaside will fund non-interest bearing deposits of $37,942 into the Trust Account.

On November 2, 2023, the Company entered into a Funding Undertaking and Promissory Notes with Capricorn in connection with deposits to be made into the Trust Account in relation to the Extension. Commencing on the Initial Funding Date and on the first business day of each month thereafter until the earliest to occur of (i) the maturity date, (ii) the date the winding up or liquidation of the Company becomes effective, and (iii) July 2, 2024, Capricorn will fund non-interest bearing deposits of $37,942 into the Trust Account.

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

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the years ended December 31, 2023 and 2022 include:

	For the Year ended December 31, 2023	For the Year ended December 31, 2022
Audit Fees(1)	$97,850		$157,766
Audit-Related Fees(2)	$-		$-
Tax Fees(3)	$-		$-
All Other Fees(4)	$-	$
Total	$97,850		$157,766

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and the reviews of the interim financial statements included in our quarterly reports on Form 10-Q.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related to a potential Business Combination.

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

PART Iv.

Item 15. Financial Statements and Exhibits.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
2.1 #	Business Combination Agreement, dated as of February 20, 2024, by and among SEDA, Mr. Edward Wilson Davis (solely in the capacity as the representative for the shareholders of SEDA), PubCo, Merger Sub, JV GmbH, PP Holding, cunova, KME, Creature Kingdom, Paragon(6)
3.1	Amended and Restated Memorandum and Articles of Association of the Company(1)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association of the Company(2)
4.1	Warrant Agreement, dated October 28, 2021, between Continental Stock Transfer & Trust Company and the Company(1)
4.2	Description of the Company’s Securities(3)
10.1	Investment Management Trust Account Agreement, dated October 28, 2021, between Continental Stock Transfer & Trust Company and the Company(1)
10.2	Amendment No. 1 to the Investment Management Trust Agreement, dated as of October 27, 2023, by and between SDCL EDGE Acquisition Corp and Continental Stock Transfer & Trust Company, as trustee.(2)
10.3	Registration Rights Agreement, dated October 28, 2021, by and among the Company, the Sponsor and certain other security holders named therein(1)
10.4	Private Placement Warrants Purchase Agreement, dated October 28, 2021, by and among the Company and the A Anchor Investors(1)
10.5	Administrative Services Agreement, dated October 28, 2021, between the Company and the Sponsor(1)
10.6	Letter Agreement, dated October 28, 2021, by and among the Company, the Sponsor, the A Anchor Investors, and each director and executive officer of the Company(1)
10.7	Investment Advisory Agreement, dated October 28, 2021, by and among the Company, the Sponsor and Sustainable Development Capital LLP(1)
10.8	An Indemnity Agreement, dated October 28, 2021, between the Company and Ned Davis(1)
10.9	An Indemnity Agreement, dated October 28, 2021, between the Company and Michael Feldman(1)
10.10	An Indemnity Agreement, dated October 28, 2021, between the Company and Ana Maria Machado Fernandes(1)
10.11	An Indemnity Agreement, dated October 28, 2021, between the Company and Lolita Jackson(1)
10.12	An Indemnity Agreement, dated October 28, 2021, between the Company and William Kriegel(1)
10.13	An Indemnity Agreement, dated October 28, 2021, between the Company and Jonathan Maxwell(1)
10.14	An Indemnity Agreement, dated October 28, 2021, between the Company and Michael Naylor(1)
10.15	An Indemnity Agreement, dated May 30, 2022 between the Company and Karl Olsoni(7)
10.16 #	Sponsor Support Agreement, dated as of February 20, 2024, by and among SEDA, PubCo and Sponsor(6)
10.17 #	Form of Anchor Support Agreement by and among SEDA, PubCo and each of Capricorn and Seaside(6)
10.18	Joinder to Letter Agreement.(8)
14.1	Code of Ethics and Business Conduct of SDCL EDGE Acquisition Corporation.(5)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
#	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request. Certain personal information has been redacted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 2, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 31, 2023 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on April 7, 2022 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on August 12, 2022 and incorporated by reference herein.
(5)	Previously filed as an exhibit to Form S-1 filed on March 12, 2021 and incorporated by reference herein.
(6)	Previously filed as an exhibit to our Form 8-K filed on February 20, 2024 and incorporated by reference herein.
(7)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 30, 2023 and incorporated by reference herein.
(8)	Previously filed as an exhibit to our Form 8-K filed on May 30, 2022 and incorporated by reference herein.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of London, United Kingdom.

SDCL EDGE ACQUISITION CORPORATION

Date: April 15, 2024	/s/ Jonathan Maxwell
	By:	Jonathan Maxwell
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jonathan Maxwell
Name:	Jonathan Maxwell
Title:	Chairman of the Board of Directors and Co-Chief Executive Officer (Principal Executive Officer) and Director
Date:	April 15, 2024

/s/ Michael Feldman
Name:	Michael Feldman
Title:	Co-Chief Executive Officer
Date:	April 15, 2024

/s/ Ned Davis
Name:	Ned Davis
Title:	Chief Financial Officer (Principal Accounting Officer) and Chief Operating Officer
Date:	April 15, 2024

/s/ Lolita Jackson, MBE
Name:	Lolita Jackson, MBE
Title:	Director
Date:	April 15, 2024

/s/ William Kriegel
Name:	William Kriegel
Title:	Director
Date:	April 15, 2024

/s/ Michael Naylor
Name:	Michael Naylor
Title:	Director
Date:	April 15, 2024

/s/ Ana Maria Machado Fernandes
Name:	Ana Maria Machado Fernandes
Title:	Director
Date:	April 15, 2024

/s/ Karl Olsoni
Name:	Karl Olsoni
Title:	Director
Date:	April 15, 2024

AUTHORIZED REPRESENTATIVE

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has signed this report, solely in its capacity as the duly authorized representative of SDCL EDGE Acquisition Corporation in the City of New York, New York on the 15th day of April, 2024.

U.S. DULY APPOINTED REPRESENTATIVE SDCL EDGE ACQUISITION CORPORATION

By:	/s/ Ned Davis
	Name:	Ned Davis
	Title:	Chief Financial Officer