Form 10-Q
period 2024-03-31
SDCL EDGE Acquisition Corp
filed 2024-05-20
CIK 1846975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 17, 2024, the registrant had 13,177,933 Class A ordinary shares, par value $0.0001 per share, and 4,998,811 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SDCL EDGE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

i

PART 1 – FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

SDCL EDGE ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$25,236	$364,721
Prepaid expenses	98,359	94,299
Total current assets	123,595	459,020
Cash held in Trust Account	144,674,516	142,069,535
TOTAL ASSETS	$144,798,111	$142,528,555

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$468,357	$82,084
Accrued expenses	387,137	292,380
Accrued contingent legal costs	10,753,535	6,449,593
Due to Sponsor	194,652	134,652
Promissory notes - related party	1,305,157	556,091
Derivative liability - promissory note - related party redemption feature	9,928	2,841
Convertible promissory notes - related party	79,700	55,500
Total current liabilities	13,198,466	7,573,141
Warrant liabilities	2,849,429	569,886
TOTAL LIABILITIES	16,047,895	8,143,027

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 13,177,933 shares at redemption value of $10.97 per share and $10.77 per share at March 31, 2024 and December 31, 2023, respectively	144,574,516	141,969,535

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 13,177,933 shares subject to possible redemption at March 31, 2024 and December 31, 2023)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,998,811 shares issued and outstanding	500	500
Additional paid-in capital	4,843,201	4,843,201
Accumulated deficit	(20,668,001)	(12,427,708)
Total Shareholders’ Deficit	(15,824,300)	(7,584,007)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$144,798,111	$142,528,555

The accompanying notes are an integral part of these unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Operating and formation costs	$5,180,397	$1,329,853
Loss from operations	(5,180,397)	(1,329,853)
Other income:
Change in fair value of warrant liabilities	(2,279,543)	(569,886)
Change in fair value of convertible promissory notes	(24,200)	-
Change in fair value of derivative liability - promissory note - related party redemption feature	(2,247)	-
Gain on investments held in Trust Account	-	2,197,723
Interest income	1,855,017	-
Interest expense	(13,600)	-
Net (loss) income	$(5,644,970)	$297,984

Basic and diluted weighted average shares outstanding, Class A ordinary shares	13,177,933	19,995,246
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.31)	$0.01
Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,998,811	4,998,811
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.31)	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	4,998,811	$500	$4,843,201	$(12,427,708)	$(7,584,007)
Net loss	-	-	-	(5,644,970)	(5,644,970)
Discount on proceeds from A Anchor Investors under funding agreements	-	-	9,658	-	9,658
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	-	-	(9,658)	(2,595,323)	(2,604,981)
Balance at March 31, 2024	4,998,811	$500	$4,843,201	$(20,668,001)	$(15,824,300)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	4,998,811	$500	$2,634,528	$(6,984,655)	$(4,349,627)
Share-based compensation	-	-	649,610	-	649,610
Net income	-	-	-	297,984	297,984
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	-	-	-	(2,197,722)	(2,197,722)
Balance at March 31, 2023	4,998,811	$500	$3,284,138	$(8,884,393)	$(5,599,755)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net (loss) income	$(5,644,970)	$297,984
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share-based compensation	-	649,610
Change in fair value of warrant liabilities	2,279,543	569,886
Change in fair value of convertible promissory notes	24,200	-
Change in fair value of derivative liability - promissory note - related party redemption feature	2,247	-
Gain on investments held in Trust Account	-	(2,197,723)
Interest income	(1,855,017)	-
Interest expense	13,600	-
Changes in operating assets and liabilities:
Prepaid insurance and other current assets	(4,060)	40,176
Accounts payable	386,273	94,566
Accrued expenses	94,757	3,000
Accrued contingent legal costs	4,303,942	316,638
Due to Sponsor	60,000	(2,976)
Net cash used in operating activities	(339,485)	(228,839)

Cash Flows from Investing Activities:
Extension deposits into Trust Account	(749,964)	-
Net cash used in investing activities	(749,964)	-

Cash Flows from Financing Activities:
Proceeds from Sponsor and A Anchor Investors under funding agreements	749,964	-
Net cash provided by financing activities	749,964	-

Net Change in Cash	(339,485)	(228,839)
Cash - Beginning of period	364,721	610,971
Cash - End of period	$25,236	$382,132

Non-cash investing and financing activities:
Remeasurement to redemption value of Class A ordinary shares subject to redemption	$2,604,981	$2,197,722
Debt discount on proceeds from Sponsor and A Anchor Investors under funding agreements	$14,498	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from February 16, 2021 (inception) through March 31, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income or loss in the form of interest income or gains (losses) on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. In addition, the Company will recognize non-operating income or loss on the change in fair value of the warrant liabilities and promissory notes.

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

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Following the closing of the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Warrants, an amount of $201,951,985 ($10.10 per Unit) was placed in a trust account (the “Trust Account”) and was invested in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of an initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company did not complete an initial Business Combination within 24 months from the closing of the Initial Public Offering, which was subsequently extended by shareholder vote at the Extraordinary General Meeting (as defined below); and (iii) absent an initial Business Combination within 24 months from the closing of the Initial Public Offering, which was subsequently extended by shareholder vote at the Extraordinary General Meeting (as defined below), or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, the return of the funds held in the Trust Account to the public shareholders as part of the redemption of the Public Shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. If the Company is deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder the Company’s ability to complete a Business Combination. If the Company is unable to complete an initial Business Combination, the Company’s public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and the warrants will expire worthless.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve a Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account ($10.97 per share as of March 31, 2024), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association as then in effect, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders, Anchor Investors (as defined in Note 5), and management team have agreed to vote any Founder Shares held by them, and any Public Shares purchased in or after the Initial Public Offering, in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The initial shareholders and A Anchor Investors had agreed to (i) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with the completion of an initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the Initial Public Offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination within the Combination Period (as defined below). However, if the initial shareholders or Anchor Investors (as defined in Note 5) acquire additional Public Shares after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

The Company will have until June 2, 2024, or July 2, 2024 by a monthly extension approved by the board of directors (the “Combination Period”), to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Upon the approval of the Extension Proposal (as defined below), the Company entered into a funding undertaking and promissory note agreement (each a “Funding Agreement” and together, the “Funding Agreements”) with each of the Sponsor and the A Anchor Investors pursuant to which each of the Sponsor and the A Anchor Investors will agree, severally and not jointly, that for each month, or pro rata portion thereof if less than a month, until the earlier of (i) the date on which the Company consummates an initial Business Combination and (ii) July 2, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of the Company’s board of directors), the Sponsor and each of the A Anchor Investors will make, in aggregate, extension deposits of $0.019 into the Trust Account for each remaining Public Share, up to a total of $250,000 per month.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account is less than $10.10 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations,

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Business Combination Agreement

On February 20, 2024, (i) SEDA, (ii) Specialty Copper Listco Plc, a public limited company registered in England and Wales with registered number 15395590 (“PubCo”), (iii) SEDA Magnet LLC, a Delaware limited liability company (the “Merger Sub”), (iv) MAGNET Joint Venture GmbH, a limited liability company organized under the laws of Germany, registered with the commercial register of the local court of Osnabrück under registration number HRB 217397 (“JV GmbH”), (v) PP S&C Holding GmbH, a limited liability company organized under the laws of Germany, registered with the commercial register of the local court of Munich under registration number HRB 275474 (“PP Holding”), (vi) cunova GmbH, a limited liability company organized under the laws of Germany, registered with the commercial register of the local court of Osnabrück under registration number HRB 216155 (“Cunova”), (vii) KME SE, a stock corporation organized under the laws of Germany, registered with the commercial register of the local court of Osnabrück under registration number HRB 213357 (“KME”), (viii) Creature Kingdom Limited, a private limited company registered in England and Wales with registered number 06799429, (ix) The Paragon Fund III GmbH & Co. geschlossene Investment KG, a limited partnership organized under the laws of Germany, registered with the commercial register of the local court of Munich under registration number HRB 110100 (“Paragon” ) and (x) Mr. Edward Wilson Davis, solely in the capacity as the representative for the shareholders of SEDA, entered into a business combination agreement (as amended from time to time, the “Business Combination Agreement”), pursuant to which several transactions relating to the special product business of Cunova, which is a wholly owned subsidiary of JV GmbH, and certain assets of KME comprising the KME specialty aerospace business (the “Aerospace Business” and, together with Cunova, the “Target”) will occur, and in connection therewith, PubCo will become the ultimate parent company of Merger Sub, JV GmbH and the Target (the “Target Business Combination”).

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

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(iii) on the Exchange Date (as defined below) (and, if applicable, immediately after the closing contemplated of any Financing (as defined below)), PubCo will (a) redeem the redeemable preference share in PubCo held by Creature Kingdom, and (b) purchase from Creature Kingdom the ordinary share in PubCo held by Creature Kingdom in exchange for the release of the undertaking to pay the subscription price of such redeemable share; and

(iv) on the Exchange Date (as defined below), (a) Paragon will transfer its shares in PP Holding and a certain shareholder loan to PubCo in exchange for cash and a vendor loan agreement by and between Paragon and PubCo, (b) Cunova will redeem the preference share of Cunova with the number 25,001 (the “Cunova Preference Share”) in consideration for the transfer of the preference share of KME AssetCo GmbH (“KME AssetCo”) with the number 25,001 (the “KME AssetCo Preference Share”) by Cunova to KME Special Products GmbH & Co. KG (“KME Special”), and (c) KME will cause (i) KME Germany GmbH (“KME Germany”), KME Mansfeld GmbH (“KME Mansfeld”) and KME America Inc. (together with KME Germany and KME Mansfeld, the “Aerospace Business Sellers”) to transfer to Cunova the KME specialty aerospace business in exchange for a vendor loan debt instrument issued by Cunova (the “Aerospace VLN”) and which the Aerospace Business Sellers will transfer to KME Special and KME Special, in turn, will contribute the Aerospace VLN to PubCo in exchange for PubCo Shares; and (ii) KME Special to transfer its shares in JV GmbH and a certain shareholder loan between KME Special and JV GmbH to PubCo in exchange for PubCo Shares and cash ((a)-(c) the “Exchange” and the date on which the Exchange occurs, the “Exchange Date”).

Sponsor Support Agreement

On February 20, 2024, in connection with the execution of the Business Combination Agreement, the Company entered into a sponsor support agreement (the “Sponsor Support Agreement”) with PubCo and Sponsor as a holder of the Private Placement Warrants and a holder of Founder Shares. Pursuant to the Sponsor Support Agreement, upon the terms and subject to the conditions set forth therein, until the earlier of the Merger Effective Time and the date and time, if any, that the Business Combination Agreement is terminated, the Sponsor agreed to (a) inter alia, vote any Public and Founder Shares that it owns in favor of the proposals regarding the Target Business Combination; (b) not redeem or effect any sale or distribution of any Public and Founder Shares or Public and Private Placement Warrants that it owns; (c) convert its 2,639,375 Founder Shares into 1,593,941 Public Shares; and (d) at the closing of the Target Business Combination (the “Closing”), enter into a registration rights agreement based on the term sheet scheduled to the Business Combination Agreement.

Anchor Support Agreement

On February 20, 2024, in connection with the execution of the Business Combination Agreement, the Company entered into an anchor support agreement (the “Anchor Support Agreement”) with PubCo and each of the A Anchor Investors as holders of Public and Private Placement Warrants and holders of Public Shares and Founder Shares. Pursuant to the Anchor Support Agreement, upon the terms and subject to the conditions set forth therein, until the earlier of the Merger Effective Time and the date and time, if any, that the Business Combination Agreement is terminated, the A Anchor Investors agreed to (a) inter alia, vote any Public and Founder Shares that they own in favor of the proposals regarding the Target Business Combination; (b) not redeem or effect any sale or distribution of any Public and Founder Shares or Public and Private Placement Warrants that they own; (c) convert their 499,881 Founder Shares into 283,291 Public Shares; and (d) at Closing, enter into a registration rights agreement based on the term sheet scheduled to the Business Combination Agreement.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Extraordinary General Meeting

On October 30, 2023, the Company held an extraordinary general meeting of Company shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial Business Combination (the “Extension Proposal”) from November 2, 2023 to March 2, 2024 (the “Extended Date”) and to allow the board of directors of the Company, without another shareholder vote, to elect to further extend the date to consummate an initial Business Combination after the Extended Date up to four times, by an additional month each time, up to July 2, 2024. On February 27, 2024, March 27, 2024, and April 29, 2024 the Board approved the first, second, and third extensions of the date by which the Company must consummate an initial business combination to April 2, 2024, May 2, 2024, and June 2, 2024, respectively.

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

Pursuant to the Funding Agreements, between November 7, 2023 and March 31, 2024, the Sponsor and the A Anchor Investors deposited $1,325,830 in the aggregate into the Trust Account.

Going Concern Consideration

As of March 31, 2024, the Company had $25,236 in cash held outside of the Trust Account and a working capital deficit of $13,074,871.

If a Business Combination is not consummated by the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that the a lack of liquidity that the Company needs to sustain operations for a reasonable period of time and the Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date that these unaudited condensed financial statements are issued. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on April 16, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 or December 31, 2023.

Cash Held in Trust Account

At March 31, 2024, the assets held in the Trust Account are $144,674,516, and are held in cash within a demand deposit account. Interest income from the cash held in the Trust Account is included in the accompanying unaudited condensed statements of operations.

At December 31, 2023, the Company held cash in the Trust Account of $142,069,535.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the 13,177,933 redeemable ordinary shares as of March 31, 2024 increased as a result of income earned on the Trust Account exceeding the Company’s expected dissolution expenses (up to $100,000). The redemption value of the redeemable ordinary shares as of December 31, 2023 decreased due to the redemptions of $72,546,420 which occurred in November 2023. As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $2,604,981 during the three months ended March 31, 2024 and $9,974,792 for the year ended December 31, 2023, respectively.

As of March 31, 2024 and December 31, 2023, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	$204,541,163
Less:
Redemption of Class A ordinary shares	(72,546,420)
Plus:
Remeasurement of carrying value to redemption value	9,974,792
Class A ordinary shares subject to possible redemption as of December 31, 2023	141,969,535
Plus:
Remeasurement of carrying value to redemption value	2,604,981
Class A ordinary shares subject to possible redemption as of March 31, 2024	$144,574,516

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

In July and October 2022, the deferred underwriting fee was waived in full by Goldman Sachs & Co. LLC Securities, Inc., and BofA Securities, Inc., the underwriters. Upon the Initial Public Offering, a portion of the entire deferred underwriting fee was allocated to Public Warrants, which resulted in a charge to the statements of operations. Therefore, a portion of this waived deferred underwriting fee was recorded as a gain in the statements of operations in the amount of $342,975 for the year ended December 31, 2022. The remaining $6,655,361 was recorded as a reduction to accumulated deficit as of December 31, 2022.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023.

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Net (Loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted-average number of ordinary shares outstanding during the period. The immediate re-measurement associated with the redeemable Class A ordinary shares is excluded from net (loss) income per share as the redemption value approximates fair value. Therefore, the net (loss) income per share calculation allocates income and losses shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net (loss) income per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the warrants sold in the Initial Public Offering, the partial exercise of the over-allotment option, and private placement to purchase an aggregate of 18,996,197 shares in the calculation of diluted (loss) income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars):

	For the Three Months Ended
	March 31, 2024		March 31, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Net (loss) income	$(4,092,539)	$(1,552,431)	$238,387	$59,597
Denominator:
Weighted average ordinary shares	13,177,933	4,998,811	19,995,246	4,998,811
Basic and diluted net (loss) income per ordinary share	$(0.31)	$(0.31)	$0.01	$0.01

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of its cash account in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Share-Based Compensation

Share-based compensation is included in operating and formation costs within the unaudited condensed statements of operations and accounted for based on the requirements of ASC Topic 718, Compensation–Stock Compensation (“ASC 718”), which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee, non-employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee, non-employee and director services received in exchange for an award based on the grant-date fair value of the award. For the three months ended March 31, 2024 and 2023, the Company $0 and $649,610, respectively, of share-based compensation related to 659,844 Founder Shares to be transferred to Sustainable Development Capital LLP for certain services performed per the Investment Advisory Agreement (see Note 5). For the three months ended March 31, 2024, the Company recognized no share-based compensation related to the 25,000 Class A ordinary shares to be transferred to Harebell (as defined in Note 6) only upon the successful completion of a Business Combination.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Public Warrants and Private Placement Warrants are accounted for as derivative instruments in accordance with ASC 815 and are presented as warrant liabilities on the balance sheet. The Public Warrants and Private Placement Warrants were measured at fair value at the Initial Public Offering and on a recurring basis, with subsequent changes in fair value recorded in the unaudited condensed statements of operations.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company accounts for the Promissory Notes (as defined below) under ASC 815-15-25. In accordance with ASC 815-15-25, proceeds from the sale of a debt instrument with an embedded derivative that require bifurcation are allocated to the two elements based on the relative fair values of the debt instrument without the embedded derivative and of the embedded derivative itself at time of issuance. Any changes in the estimated fair value of the derivative are recognized as non-cash gains or losses in the unaudited condensed statements of operations.

Convertible Promissory Notes - Related Party

The Company entered into three separate promissory notes (collectively, the “Promissory Notes”). The Company has made the election under ASC 815-15-25 to account for these Promissory Notes using the fair value option. Using the fair value option, the Promissory Notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Differences between the proceeds from issuance of the Promissory Notes and the fair value at issuance are recognized as either an expense in the unaudited condensed statements of operations (if issued at a discount) or as a capital contribution (if issued at a premium). Any changes in the estimated fair value of the Promissory Notes are recognized as non-cash gains or losses in the unaudited condensed statements of operations.

Recent Accounting Standards

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The update will be effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its unaudited condensed financial statements and related disclosures.

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

Due to the partial exercise of the over-allotment option by the underwriters on November 16, 2021, the Company repurchased and cancelled 32,439 Founder Shares, which included 3,244 Founder Shares from each A Anchor Investor (or an aggregate of 6,488 Founder Shares), 1,168 Founder Shares from each 3.6% B Anchor Investor (or an aggregate of 2,336 Founder Shares), 1,298 Founder Shares from each 4.0% B Anchor Investor, (or an aggregate of 3,894 Founder Shares), 1,298 Founder Shares from each Additional 4.0% B Anchor Investor, (or an aggregate of 2,596 Founder Shares), and 17,125 Founder Shares from the Company’s Sponsor. As a result, 15,314 Founder Shares held by the Anchor Investors were repurchased and canceled by the Company, resulting in an aggregate of 2,359,436 Founder Shares held by all Anchor Investors.

The Company estimated the fair value of the Founder Shares attributable to the Anchor Investors to be $18,969,890 or $8.04 per share. The excess of the fair value of the Founder Shares sold over the purchase price of $11,725 (or $0.005 per share) was determined to be an offering cost in accordance with SAB Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed immediately in the statements of operations. Offering costs allocated to the Public Shares were charged to shareholders’ deficit upon the completion of the Initial Public Offering.

Due to Sponsor

Due to Sponsor consists of advances from the Sponsor to pay for offering costs and formation costs on behalf of the Company and accrued costs incurred under the administrative support agreement of $194,652 and $134,652 as of March 31, 2024 and December 31, 2023, respectively, and are payable on demand.

Administrative Support Agreement

On October 28, 2021, the Company entered into an agreement to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. The Company originally would have ceased paying these monthly fees as of October 28, 2023 (24 months from the start of the agreement) regardless of whether a Business Combination had been executed or not. However, in connection with the Extension Proposal, the administrative support agreement was extended through the Extended Date. During the three months ended March 31, 2024 and 2023, $60,000 of administrative support expenses were incurred.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Investment Advisory Agreement

On October 28, 2021, the Company and the Sponsor entered into an agreement with Sustainable Development Capital LLP (the “Advisor”), a London-based investment firm and affiliate of the Company and Sponsor, whereby the Advisor agreed to provide administrative, consulting, and other services to effect the Company’s initial Business Combination (the “Investment Advisory Agreement”). In consideration of the services performed: (1) the Company and Sponsor shall procure the transfer of the legal and beneficial title to at least 659,844 Founder Shares, or at the sole election of the Sponsor, the payment of an amount equal to the cash value (as determined as of the date of such payment) of such number of Founder Shares, to the Advisor immediately prior to the winding up and liquidation of the Sponsor, or such other date as shall be agreed in writing between the Sponsor and Advisor; and (2) the Sponsor shall pay to the Advisor the sum of $20,000 per month as an ongoing advisory fee and subject to the terms and conditions of the Investment Advisory Agreement. The compensation expense related to the above Founder Share transfer of 659,844 shares was amortized on a straight-line basis from the grant date of October 28, 2021 (the date at which the Investment Advisory Agreement was signed, and the date at which all parties reached a mutual understanding of the key terms and conditions of the share-based payment) to November 2, 2023 (the original date at which the combination period for the Company’s initial Business Combination would have expired). Such Investment Advisory Agreement was accounted for under ASC 718.

For the three months ended March 31, 2024 and 2023, there were no costs recorded for web-based services provided by the Advisor within the unaudited condensed statements of operations.

Promissory Notes

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, it may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Company’s Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by the officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Company’s Sponsor, its affiliates or the management team as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s Trust Account.

On September 8, 2023, the Company entered into a promissory note with the Sponsor (“Sponsor Loan”) for up to $1,200,000. Pursuant to the Sponsor Loan, the Sponsor, in its sole and absolute discretion, may fund costs reasonably related to the consummation of an initial Business Combination in response to the Company’s written request for drawdown of loan principal from time to time until the date on which the Company consummates an initial Business Combination. The principal balance of the Sponsor Loan shall be payable on the earliest to occur of (i) the date on which the Company consummates an initial Business Combination and (ii) the date that the winding up is effective. Outstanding loan amounts are convertible, at the Sponsor’s option, into certain warrants at a price of $1.00 per warrant, with holders entitled to certain specified registration rights under that certain registration rights agreement by and among the Company, Sponsor and certain other investors in the Initial Public Offering of the Company, dated as of October 28, 2021 (the “Registration Rights Agreement”). Interest does not accrue on the Sponsor Loan. The maturity date of the Sponsor Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Sponsor Loan may be prepaid at any time by the Company at its election and without penalty. On October 2, 2023 and December 14, 2023, the Company withdrew $300,000, respectively, from the Sponsor Loan, which has not yet been repaid as of March 31, 2024. As of March 31, 2024 and December 31, 2023, the Company has $600,000 outstanding under the Sponsor Loan.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On September 29, 2023, the Company entered into a promissory note with Seaside for up to $150,000 (the “Seaside Loan”). Pursuant to the Seaside Loan, Seaside, in its sole and absolute discretion, may fund costs reasonably related to the consummation of an initial Business Combination in response to the Company’s written request for drawdown of loan principal from time to time until the date on which the Company consummates an initial Business Combination. The principal balance of the Seaside Loan shall be payable on the earliest to occur of (i) the date on which the Company consummates an initial Business Combination and (ii) the date that the winding up is effective. Outstanding loan amounts are convertible, at Seaside’s option, into certain warrants, at $1.00 per warrant, with holders entitled to certain specified registration rights under the Registration Rights Agreement. Interest does not accrue on the Seaside Loan. The maturity date of the Seaside Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Seaside Loan may be prepaid at any time by the Company at its election and without penalty. On October 4, 2023 and December 18, 2023, the Company withdrew $37,500 respectively, from the Seaside Loan, which has not yet been repaid as of March 31, 2024. As of March 31, 2024 and December 31, 2023, the Company has $75,000 outstanding under the Seaside Loan.

On October 10, 2023, the Company entered into a promissory note with Capricorn for up to $150,000 (the “Capricorn Loan”). Pursuant to the Capricorn Loan, Capricorn, in its sole and absolute discretion, may fund costs reasonably related to the consummation of an initial Business Combination in response to the Company’s written request for drawdown of loan principal from time to time until the date on which the Company consummates an initial Business Combination. The principal balance of the Capricorn Loan shall be payable on the earliest to occur of (i) the date on which the Company consummates an initial Business Combination and (ii) the date that the winding up is effective. Outstanding loan amounts are convertible, at Capricorn’s option, into certain warrants, at $1.00 per warrant, with holders entitled to certain specified registration rights under the Registration Rights Agreement. Interest does not accrue on the Capricorn Loan. The maturity date of the Capricorn Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Capricorn Loan may be prepaid at any time by the Company at its election and without penalty. On November 13, 2023, the Company withdrew $37,500 from the Capricorn Loan, which has not yet been repaid as of March 31, 2024. As of March 31, 2024 and December 31, 2023, the Company has $37,500 outstanding under the Capricorn Loan.

The fair value option was elected (see Note 2) and, as such, the fair value of the Promissory Notes of $79,700 and $55,500 is reflected on the balance sheet as of March 31, 2024 and December 31, 2023, respectively. The fair value of the Promissory Notes upon issuance was $66,289.

Funding Undertaking and Promissory Notes

On November 2, 2023, the Company entered into a Funding Undertaking and Promissory Note with the Sponsor in connection with deposits to be made into the Trust Account in relation to the extension. Commencing two business days following the date of the agreement (the “Initial Funding Date”) and on the first business day of each month thereafter until the earliest to occur of (i) the date on which the Company consummates its initial Business Combination (the “Maturity Date”), (ii) the date the winding up or liquidation of the Company becomes effective, and (iii) July 2, 2024, the Sponsor will fund non-interest bearing deposits of $174,116 into the Trust Account. On the Maturity Date, the Company will pay the Sponsor an amount equal to the aggregate amount funded. In the event that the Company winds up or liquidates prior to the Maturity Date, the Sponsor will have no claims under this agreement and the Company has no obligation to pay the Sponsor under this agreement. As of March 31, 2024 and December 31, 2023, $870,580 and $348,232, respectively, was outstanding under this note.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Pursuant to the terms of the Funding Undertaking and Promissory Note with the Sponsor, the Sponsor shall receive the right to be issued 1,650 Class A ordinary shares of the Company upon the successful completion of a Business Combination, for each deposit that is made into the Trust Account under the note. As of March 31, 2024 and December 31, 2023, the Sponsor has earned the right to be issued 8,250 and 3,300 Class A ordinary shares of the Company upon the successful completion of a Business Combination, respectively.

The Company determined that redemption upon a Business Combination would create a substantial premium due to the issuance of the Class A ordinary shares to the Sponsor. In accordance with ASC 815-15-25, the proceeds from the issuance of the Funding Undertaking and Promissory Note with the Sponsor were allocated to the note and to the redemption of the note upon a successful Business Combination using the with-and-without method. Under this method, the Company first allocated the proceeds from the issuance of the note to the redemption feature based on their initial fair value measurement of $1,593 as of November 7, 2023, $1,596 as of December 4, 2023, $1,604 as of January 1, 2024, $1,614 as of February 1, 2024, and $1,622 as of March 5, 2024. The measurement of the fair value of the redemption feature was determined by applying a probability weighted adjustment for a successful Business Combination to the trading value of the Class A ordinary shares on the date of each draw. See Note 9 for additional details on the assumptions used. As of March 31, 2024 and December 31, 2023, the discount is $9,928 and $2,841, respectively, with the change in fair value of $2,247 included in the accompanying unaudited condensed statements of operations.

The Company complies with ASC Topic 835, Interest (“ASC 835”). In accordance with ASC 835-30, discounts to the principal amounts are included in the carrying value of the notes and amortized to “Interest expense” over the remaining term of the underlying debt to the Maturity Date. During the three months ended March 31, 2024 and the year ended December 31, 2023, the Company recorded $4,840 and $3,189 of debt discount upon the draws under the note, respectively. The discount is being amortized to interest expense over the term of the debt to the date that the Company has to complete a Business Combination of July 2, 2024. The carrying value of the promissory notes, net of discount are $866,176 and $345,608 as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, the amortization of the discount resulted in interest expense of $3,060 and $0, respectively.

On November 2, 2023, the Company entered into a Funding Undertaking and Promissory Note with Seaside in connection with deposits to be made into the Trust Account in relation to the extension. Commencing on the Initial Funding Date and on the first business day of each month thereafter until the earliest to occur of (i) the Maturity Date, (ii) the date the winding up or liquidation of the Company becomes effective, and (iii) July 2, 2024, Seaside will fund non-interest bearing deposits of $37,942 into the Trust Account. On the Maturity Date, the Company will pay Seaside an amount equal to the aggregate amount funded. In the event that the Company winds up or liquidates prior to the Maturity Date, Seaside will have no claims under this agreement and the Company has no obligation to pay Seaside under this agreement. Deposits were made into the Trust Account on each of November 7, 2023, December 4, 2023, December 28, 2023, January 30, 2024, February 28, 2024, and March 28, 2024. As of March 31, 2024 and December 31, 2023, $227,598 and $113,808, respectively, was outstanding under this note.

On November 2, 2023, the Company entered into a Funding Undertaking and Promissory Notes with Capricorn in connection with deposits to be made into the Trust Account in relation to the extension. Commencing on the Initial Funding Date and on the first business day of each month thereafter until the earliest to occur of (i) the Maturity Date, (ii) the date the winding up or liquidation of the Company becomes effective, and (iii) July 2, 2024, Capricorn will fund non-interest bearing deposits of $37,942 into the Trust Account. On the Maturity Date, the Company will pay Capricorn an amount equal to the aggregate amount funded. In the event that the Company winds up or liquidates prior to the Maturity Date, Capricorn will have no claims under this agreement and the Company has no obligation to pay Capricorn under this agreement. Deposits were made into the Trust Account on each of November 7, 2023, December 4, 2023, December 28, 2023, January 30, 2024, February 28, 2024, and March 28, 2024. As of March 31, 2024 and December 31, 2023, $227,652 and $113,826, respectively, was outstanding under this note.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the Funding Undertaking and Promissory Notes with Seaside and Capricorn, the Company evaluated whether the agreements would meet the scope exception for common control under ASC 835-30, Interest – Imputation of Interest. The Company determined that the agreements would not meet the scope exception. As such, the Company determined that a discount should be recorded on the proceeds from the notes. The discount will be amortized over the length of the loans. The Company considered this to be until July 2, 2024 as a Business Combination cannot be considered probable to occur until it is consummated. The Company recorded the discount on the notes as capital contributions increasing additional paid-in capital on the date the loans were funded. As the Company would be unable to repay its debt obligations in the event that it fails to complete an initial Business Combination, its debt obligations are highly vulnerable to nonpayment and the Company is dependent on favorable business, financial, and economic conditions to be able to meet its financial commitments on debt obligations. As such, the Company determined that the effective interest rate on each funding date would be calculated by using the six month and one year CCC federal reserve rates interpolated for the term from the draw date until July 2, 2024. The interest rate on the dates of funding of November 7, 2023, December 4, 2023, December 28, 2023, January 30, 2024, February 28, 2024, and March 28, 2024 were 16.48%, 16.19%, 14.13%, 11.12%, 12.19% and 16.49%, respectively. The discount recorded on the notes for the three months ended March 31, 2024 and 2023 was $9,658 and $0, respectively. The carrying value of the promissory notes, net of discount was $438,981 and $210,483 as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, the amortization of the discount resulted in interest expense of $10,540 and $0, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Public Warrants that may be issued upon conversion of the working capital loans (the “Working Capital Loans”) (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights pursuant to the Registration Rights Agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination. The Company bears the expenses incurred in connection with the filing of any such registration statements.

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

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The underwriters received a cash underwriting discount of $0.20 per Unit, or $3,999,049 in the aggregate, which became payable at the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $6,998,336 in the aggregate. In July and October 2022, the deferred underwriting fee was waived in full by Goldman Sachs & Co. LLC Securities, Inc., and BofA Securities, Inc., the underwriters. Upon the Initial Public Offering, a portion of the entire deferred underwriting fee was allocated to Public Warrants, which resulted in a charge to the statements of operations. Therefore, a portion of this waived deferred underwriting fee was recorded as a gain in the statements of operations in the amount of $342,975 for the year ended December 31, 2022. The remaining $6,655,361 was recorded as a reduction to accumulated deficit as of December 31, 2022.

Vendor Agreements

Since inception, the Company has engaged a legal firm (the “Legal Advisor”) to provide services related to the Company’s Initial Public Offering, the search for a prospective initial Business Combination, and the structuring of a transaction. Fees incurred by the Legal Advisor have been recorded as accrued contingent legal costs on the balance sheets. The payment of these fees is contingent upon the consummation of a Business Combination. As of March 31, 2024 and December 31, 2023, the Company had accrued contingent legal costs of $10,753,535 and $6,449,593, respectively.

On September 19, 2023, the Company entered into an agreement with a financial advisory firm (the “Financial Advisor”) for financial advisory services such as structuring a transaction, assistance in negotiations, guidance on valuation in connection with a transaction, and other customary services in connection with a Business Combination. Pursuant to this agreement, the Company will pay the Financial Advisor a fee of $7,000,000 contingent upon the consummation of a Business Combination. Additionally, upon the consummation of a private investment in public equity (“PIPE”) transaction, the Company will pay to the Financial Advisor a fee equal to 3.5% of (i) the gross proceeds raised or received by any PIPE issuer and/or its shareholders in the PIPE transaction, plus (ii) any amounts remaining in the Trust Account as of the closing of a Business Combination after giving effect to all redemptions of shares of the Company elected by the shareholders of the Company ((i) and (ii) together, the “Proceeds”) (the “PIPE Transaction Fee”). The PIPE Transaction Fee paid to the Financial Advisor shall not be less than 1.75% of the Proceeds. In addition to the compensation payable outlined above, the Company shall reimburse the Financial Advisor for all reasonable and documented legal and other advisors expenses incurred by the Financial Advisor. These amounts are to be expensed as incurred on the statement of operations. Such expenses are subject to a broken deal discount, which is applied to each expense and is to be collected contingent upon the consummation of the Company’s initial Business Combination. As of March 31, 2024, the total broken deal discount was $87,371.

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of an initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement.

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

Redemption of warrants when the price per share of Class A ordinary share equals or exceeds $10.00. Commencing ninety days after the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive a specific number of shares, based on the redemption date and the fair market value of the Company’s Class A ordinary shares except as otherwise described below;

●	if, and only if, the closing price of the Company’s Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant from share divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

●	if the closing price of the Company’s Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant from share divisions, share capitalizations, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

The accounting treatment of derivative financial instruments requires that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to its current fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 13,177,933 Class A ordinary shares issued and outstanding, including 13,177,933 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 4,998,811 Class B ordinary shares outstanding.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Liabilities
Warrant liability – Public Warrants	$1,499,643	$1,499,643	$-	$-
Warrant liability – Private Placement Warrants	1,349,786	-	-	1,349,786
Convertible promissory notes - related party	79,700	-	-	79,700
Derivative liability - promissory note - related party redemption feature	9,928	9,928	-	-
	$2,939,057	$1,509,571	$-	$1,429,486
December 31, 2023
Liabilities
Warrant liability – Public Warrants	$299,929	$299,929	$-	$-
Warrant liability – Private Placement Warrants	269,957	-	-	269,957
Convertible promissory notes - related party	55,500	-	-	55,500
Derivative liability - promissory note - related party redemption feature	2,841	2,841	-	-
	$628,227	$302,770	$-	$325,457

The measurement of the Public Warrants as of March 31, 2024 and December 31, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker SEDA WS. The quoted price of the Public Warrants was $0.15 and $0.03 per warrant as of March 31, 2024 and December 31, 2023, respectively.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company utilizes a Monte Carlo simulation model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the unaudited condensed statements of operations. The estimated fair value of the Private Placement warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The Company utilizes a Black-Scholes model to value the Promissory Notes at each reporting period, with changes in fair value recognized in the unaudited condensed statements of operations. The estimated fair value of the Promissory Notes is determined using Level 3 inputs. Inherent in the Black-Scholes model are assumptions related to expected warrant volatility, expected term, risk-free interest rate, dividend yield, warrant fair value, and exercise price. The Company estimates the volatility of its warrants based on historical volatility for a period commensurate with the expected term. The expected term of the warrants is assumed to be equivalent to their remaining contractual term. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The measurement of the Derivative liability - promissory note – related party redemption feature as of March 31, 2024 and December 31, 2023 is classified using Level 1 inputs due to the use of an observable market quote in an active market under the ticker SEDA. The fair value of the Derivative liability - promissory note – related party redemption feature was calculated by using the quoted price of the Company’s shares on the date of each deposit made by the Sponsor into the Trust Account. On November 7, 2023, December 7, 2023, January 3, 2024, February 1, 2024, and March 5, 2024, the closing price of the Company’s shares was $10.73, $10.76, $10.80, $10.87, and $10.92, respectively. Management used the estimated probability of completion of a business combination to calculate the fair value of the shares. The fair value of the Derivative liability – promissory note – related party redemption feature as of March 31, 2024 and December 31, 2023 was calculated by using the quoted price of the Company’s shares of $10.94 and $10.76, respectively, and estimated probability of completion of a Business Combination.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. During the three months ended March 31, 2024 and 2023, there were no transfers between levels.

The following table provides the significant inputs to the Monte Carlo simulation model for the fair value of the Private Placement Warrants:

	As of March 31, 2024	As of December 31, 2023
Stock price	$10.94	$10.76
Exercise price	$11.50	$11.50
Dividend yield	-%	-%
Expected term (in years)	5.25	5.50
Volatility	5.6%	5.9%
Risk-free rate	4.12%	3.78%
Fair value	$0.15	$0.03

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides the significant inputs to the Black-Scholes simulation model for the fair value of the Promissory Notes:

	As of March 31, 2024	As of December 31, 2023
Warrant fair value	$0.15	$0.03
Exercise price	$1.00	$1.00
Dividend yield	-%	-%
Expected term (in years)	0.26	0.51
Warrant volatility	328.3%	283.1%
Risk-free rate	5.50%	5.30%

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2022 - Private Placement Warrants	$1,439,771
Change in fair value	269,958
Fair value as of March 31, 2023 - Private Placement Warrants	$1,709,729

Fair value as of December 31, 2023 - Level 3 investments	$325,457
Change in fair value of Private Placement Warrants	1,079,829
Change in fair value of convertible promissory notes	24,200
Fair value as of March 31, 2024 - Level 3 investments	$1,429,486

The Company recognized a loss of $2,279,543 for the three months ended March 31, 2024, and a loss of $569,886 for the three months ended March 31, 2023, in connection with changes in the fair value of the Public Warrants and Private Placement Warrants, which is recorded in the unaudited condensed statements of operations.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the below and as disclosed in Note 1, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

●	Pursuant to the Funding Undertaking and Promissory Note agreements, subsequent to March 31, 2024, 2024, the Sponsor and the A Anchor Investors deposited $424,278 in aggregate into the Trust Account in relation to the extension deposits.

●	On April 29, 2024, the board of directors of the Company approved a third extension of the date by which the Company must consummate an initial business combination from May 2, 2024 to June 2, 2024 (the “Third Extension”). The Third Extension is the third of four one-month extensions permitted under the Amended and Restated Memorandum and Articles of Association.

●	On May 10, 2024, the Company amended its agreement with Harebell dated October 17, 2023 altering the number of Class A ordinary shares to be issued from 25,000 to 22,334.

●	On April 19, 2024, the Company drew down an additional $300,000 pursuant to the Sponsor Loan.

●	On April 19, 2024, the Company drew down an additional $37,500 pursuant to the Seaside Loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” are to SDCL EDGE Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” are to SDCL EDGE Sponsor LLC, a Cayman Islands limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, including with respect to our recently announced proposed business combination with the Target (as defined below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “project,” “possible,” “might,” “predict,” “should,” “would,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2024, and in our other filings with the SEC, including the registration statement on Form F-4, the proxy statement/prospectus contained therein that PubCo (as defined below) has filed with the SEC relating to our proposed business combination with the Target (the “Target Disclosure Statement”, our Quarterly Reports on Form 10-Q and other documents filed by PubCo (as defined below) or the Target or by the Company from time to time with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 16, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). On February 20, 2024, we entered into a business combination agreement (the “Business Combination Agreement”) with (i) Specialty Copper Listco Plc, a public limited company registered in England and Wales with registered number 15395590 (“PubCo”), (ii) SEDA Magnet LLC, a Delaware limited liability company (“Merger Sub”), (iii) MAGNET Joint Venture GmbH, a limited liability company organized under the laws of Germany, registered with the commercial register of the local court of Osnabrück under registration number HRB 217397 (“JV GmbH”), (iv) PP S&C Holding GmbH, a limited liability company organized under the laws of Germany, registered with the commercial register of the local court of Munich under registration number HRB 275474 (“PP Holding”), (v) cunova GmbH, a limited liability company organized under the laws of Germany, registered with the commercial register of the local court of Osnabrück under registration number HRB 216155 (“Cunova”), (vi) KME SE, a stock corporation organized under the laws of Germany, registered with the commercial register of the local court of Osnabrück under registration number HRB 213357 (“KME”), (vii) Creature Kingdom Limited, a private limited company registered in England and Wales with registered number 06799429 (“Creature Kingdom”), and (viii) The Paragon Fund III GmbH & Co. geschlossene Investment KG, a limited partnership organized under the laws of Germany, registered with the commercial register of the local court of Munich under registration number HRA 110100 (“Paragon”) and (ix) Mr. Edward Wilson Davis, solely in the capacity as the representative for the shareholders of the Company (the “SEDA Representative” and together with the Company, PubCo, Merger Sub, JV GmbH, PP Holding, Cunova, KME, Creature Kingdom and Paragon, the “Parties”) for a proposed Business Combination (the “Target Business Combination”) with the Target as defined below. For more information about the proposed Target Business Combination, see our Current Report on Form 8-K filed with the SEC on February 20, 2024, and the Target Disclosure Statement that PubCo has filed with the SEC. Unless specifically stated, this Quarterly Report does not give effect to the proposed Target Business Combination and does not contain the risks associated with the proposed Target Business Combination. Such risks and effects relating to the proposed Target Business Combination are included in our preliminary prospectus/proxy statement included in a registration statement on Form F-4 that PubCo has filed with the SEC relating to the proposed Target Business Combination (the “Target Disclosure Statement”). We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering (defined below) and the sale of the Private Placement Warrants (defined below), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

For more information about the proposed Business Combination and related agreements and notes, see our Annual Report on Form 10-K filed with the SEC on April 16, 2024 and the Target Disclosure Statement that PubCo has filed with the SEC. Unless specifically stated, this Quarterly Report does not give effect to the proposed Business Combination and does not contain the risks associated with the proposed Business Combination. Such risks and effects relating to the proposed Business Combination are included in the Target Disclosure Statement.

Charter Amendment

On October 30, 2023, we held an Extraordinary General Meeting of Company shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders were asked to approve a proposal to amend the Charter to extend the date by which we must consummate an initial Business Combination (the “Charter Amendment Proposal”) from November 2, 2023 to March 2, 2024 (the “Extended Date”) and to allow the board of directors of the Company, without another shareholder vote, to elect to further extend the date to consummate an initial Business Combination after the Extended Date up to four times, by an additional month each time, up to July 2, 2024. On February 27, 2024, the Board approved a first extension of the date by which the Company must consummate an initial Business Combination from March 2, 2024 to April 2, 2024. On March 27, 2024, the Board approved a second extension of the date by which the Company must consummate an initial Business Combination from April 2, 2024 to May 2, 2024. On April 29, 2024, the Board approved a third extension of the date by which the Company must consummate an initial Business Combination from May 2, 2024 to June 2, 2024.

At the Extraordinary General Meeting, the Company’s shareholders approved the Charter Amendment Proposal, and the Charter amendment became effective on October 30, 2023, upon the filing thereof with the Companies Register of the Cayman Islands. The foregoing description is qualified in its entirety by reference to the Amended and Restated Certificate of Incorporation, a copy of which was attached as Exhibit 3.1 to our Form 10-K filed with the SEC on April 16, 2024, and is incorporated by reference herein.

Business Combination Agreement

On February 20, 2024, (i) the Company, (ii) Specialty Copper Listco Plc, a public limited company registered in England and Wales with registered number 15395590 (“PubCo”), (iii) SEDA Magnet LLC, a Delaware limited liability company (the “Merger Sub”), (iv) MAGNET Joint Venture GmbH, a limited liability company organized under the laws of Germany, registered with the commercial register of the local court of Osnabrück under registration number HRB 217397 (“JV GmbH”), (v) PP S&C Holding GmbH, a limited liability company organized under the laws of Germany, registered with the commercial register of the local court of Munich under registration number HRB 275474, (vi) cunova GmbH, a limited liability company organized under the laws of Germany, registered with the commercial register of the local court of Osnabrück under registration number HRB 216155 (“Cunova”), (vii) KME SE, a stock corporation organized under the laws of Germany, registered with the commercial register of the local court of Osnabrück under registration number HRB 213357 (“KME”), (viii) Creature Kingdom Limited, a private limited company registered in England and Wales with registered number 06799429, (ix) The Paragon Fund III GmbH & Co. geschlossene Investment KG, a limited partnership organized under the laws of Germany, registered with the commercial register of the local court of Munich under registration number HRB 110100 (“Paragon” ) and (x) Mr. Edward Wilson Davis, solely in the capacity as the representative for the shareholders of the Company, entered into a business combination agreement (as amended from time to time, the “Business Combination Agreement”), pursuant to which several transactions relating to the special product business of Cunova, which is a wholly owned subsidiary of JV GmbH, and certain assets of KME comprising the KME specialty aerospace business (the “Aerospace Business” and, together with Cunova, the “Target”) will occur, and in connection therewith, PubCo will become the ultimate parent company of Merger Sub, JV GmbH and the Target (the “Target Business Combination”).

Pursuant to the Business Combination Agreement, and upon the terms and subject to the conditions set forth therein:

(i)

The Company will merge with and into Merger Sub, a wholly owned subsidiary of PubCo (the “Merger”), with Merger Sub being the surviving entity in the merger (the time at which the Merger becomes effective, the “Merger Effective Time”);

(ii)

in connection with the Merger, (a) each outstanding Company Class B ordinary share, par value $0.0001 per share (the “SEDA Class B Shares”) will be converted (unless otherwise agreed in writing) into 0.893 of the Company Class A ordinary shares, par value $0.0001 per share (the “SEDA Class A Shares,” and together with the SEDA Class B Shares, the “SEDA Shares”), (b) each outstanding SEDA Class A Share will be automatically canceled and converted into PubCo ordinary shares at an exchange ratio of 1.119375, each such PubCo ordinary share having a par value of £1 per share (the “PubCo Shares”), and (c) each outstanding warrant of the Company will be automatically adjusted to entitle the holder to purchase one whole PubCo Share at a price of $11.50 per PubCo Share;

(iii)

on the Exchange Date (as defined below) (and, if applicable, immediately after the closing contemplated of any Financing (as defined below)), PubCo will (a) redeem the redeemable preference share in PubCo held by Creature Kingdom, and (b) purchase from Creature Kingdom the ordinary share in PubCo held by Creature Kingdom in exchange for the release of the undertaking to pay the subscription price of such redeemable share; and

(iv)

on the Exchange Date (as defined below), (a) Paragon will transfer its shares in PP Holding and a certain shareholder loan to PubCo in exchange for cash and a vendor loan agreement by and between Paragon and PubCo, (b) Cunova will redeem the preference share of Cunova with the number 25,001 (the “Cunova Preference Share”) in consideration for the transfer of the preference share of KME AssetCo GmbH (“KME AssetCo”) with the number 25,001 (the “KME AssetCo Preference Share”) by Cunova to KME Special Products GmbH & Co. KG (“KME Special”), and (c) KME will cause (i) KME Germany GmbH (“KME Germany”), KME Mansfeld GmbH (“KME Mansfeld”) and KME America Inc. (together with KME Germany and KME Mansfeld, the “Aerospace Business Sellers”) to transfer to Cunova the KME specialty aerospace business in exchange for a vendor loan debt instrument issued by Cunova (the “Aerospace VLN”) and which the Aerospace Business Sellers will transfer to KME Special and KME Special, in turn, will contribute the Aerospace VLN to PubCo in exchange for PubCo Shares; and (ii) KME Special to transfer its shares in JV GmbH and a certain shareholder loan between KME Special and JV GmbH to PubCo in exchange for PubCo Shares and cash ((a)-(c) the “Exchange” and the date on which the Exchange occurs, the “Exchange Date”).

The completion of the Business Combination is subject to, among other things, the completion of due diligence, the negotiation of definitive agreements for the Business Combination (the “Definitive Agreements”), satisfaction of the conditions negotiated therein, approval of the transaction by the board and shareholders of both the Company and Target, as well as regulatory approvals and other customary conditions. There can be no assurance that the Business Combination will be consummated on the terms or timeframe currently contemplated, or at all.

Sponsor Support Agreement

On February 20, 2024, in connection with the execution of the Business Combination Agreement, the Company entered into a sponsor support agreement (the “Sponsor Support Agreement”) with PubCo and Sponsor as a holder of private warrants of the Company (“SEDA Private Warrants”) (purchased in a private placement contemporaneously with the initial public offering of the Company) and a holder of SEDA Class B Shares. Pursuant to the Sponsor Support Agreement, upon the terms and subject to the conditions set forth therein, until the earlier of the Merger Effective Time and the date and time, if any, that the Business Combination Agreement is terminated, the Sponsor agreed to, among other things: (i) inter alia, vote any SEDA Shares that it owns in favor of the proposals regarding the Target Business Combination; (ii) not redeem or effect any sale or distribution of any SEDA Shares or SEDA Warrants that it owns; (iii) convert its 2,639,375 SEDA Class B Shares into 1,593,941 SEDA Class A Shares; and (iv) at closing of the Target Business Combination (the “Closing”), enter into a registration rights agreement based on the term sheet scheduled to the Business Combination Agreement.

Anchor Support Agreement

On February 20, 2024, in connection with the execution of the Business Combination Agreement, the Company entered into an anchor support agreement (the “Anchor Support Agreement”) with PubCo and each of Sustainable Investors Fund, LP (“Capricorn”) and Seaside Holdings (Nominee) Limited (“Seaside” and, together with Capricorn, the “A Anchor Investors”) as holders of public warrants of the Company (“SEDA Public Warrants” and, together with the SEDA Private Warrants, the “SEDA Warrants”) (purchased in the initial public offering of the Company) and SEDA Private Warrants (purchased in a private placement contemporaneously with the initial public offering of the Company) and holders of SEDA Class A Shares and SEDA Class B Shares. Pursuant to the Anchor Support Agreement, upon the terms and subject to the conditions set forth therein, until the earlier of the Merger Effective Time and the date and time, if any, that the Business Combination Agreement is terminated, each A Anchor Investor agreed to, among other things: (i) vote any SEDA Shares that it owns in favor of the proposals regarding the Target Business Combination; (ii) not redeem or effect any sale or distribution of any SEDA Shares or SEDA Warrants that it owns; (iii) convert its 499,881 SEDA Class B Shares into 283,291 SEDA Class A Shares; and (iv) at Closing, enter into a registration rights agreement based on the term sheet scheduled to the Business Combination Agreement.

Promissory Notes

On September 8, 2023, we entered into a Promissory Note with our Sponsor (“Sponsor Loan”) for up to one million two hundred thousand dollars ($1,200,000). Pursuant to the Sponsor Loan, the Sponsor, in its sole and absolute discretion, may fund costs reasonably related to our consummation of an initial Business Combination in response to our written request for drawdown of loan principal from time to time until the date on which we consummate an initial Business Combination. The principal balance of the Sponsor Loan shall be payable on the earliest to occur of (i) the date on which we consummate our initial Business Combination and (ii) the date that our winding up is effective. Outstanding loan amounts are convertible, at the Sponsor’s option, into certain warrants with holders entitled to certain specified registration rights under that certain registration rights agreement by and among the Company, Sponsor and certain other investors in the initial public offering of the Company (the “Initial Public Offering”), dated as of October 28, 2021 (the “Registration Rights Agreement”). The maturity date of the Sponsor Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Sponsor Loan may be prepaid at any time by the Company at its election and without penalty. On October 2, 2023, we drew down $300,000 pursuant to the Sponsor Loan. On December 14, 2023, we drew down an additional $300,000 pursuant to the Sponsor Loan. On April 19, 2024, we drew down an additional $300,000 pursuant to the Sponsor Loan.

On September 29, 2023, we entered into a Promissory Note with Seaside (“Seaside Loan”) for up to one hundred fifty thousand dollars ($150,000). Pursuant to the Seaside Loan, Seaside, in its sole and absolute discretion, may fund costs reasonably related to our consummation of an initial Business Combination in response to our written request for drawdown of loan principal from time to time until the date on which we consummate an initial Business Combination. The principal balance of the Seaside Loan shall be payable on the earliest to occur of (i) the date on which we consummate our initial Business Combination and (ii) the date that our winding up is effective. Outstanding loan amounts are convertible, at Seaside’s option, into certain warrants with holders entitled to certain specified registration rights under the Registration Rights Agreement. The maturity date of the Seaside Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Seaside Loan may be prepaid at any time by the Company at its election and without penalty. On October 4, 2023, we drew down $37,500 pursuant to the Seaside Loan. On December 18, 2023, we drew down an additional $37,500 pursuant to the Seaside Loan. On April 19, 2024, we drew down an additional $37,500 pursuant to the Seaside Loan.

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

Funding Undertaking and Promissory Notes

On November 2, 2023, we entered into a Funding Undertaking and Promissory Note (the “Sponsor Funding Undertaking”) for up to one hundred seventy-four thousand one hundred sixteen dollars ($174,116). Pursuant to the Sponsor Funding Undertaking, the Sponsor has agreed to make deposits of additional funds (“Extension Fundings”) into the Trust Account (as defined below) for the aggregate benefit of public shares that are not redeemed by public shareholders at the Extraordinary General Meeting to approve the Charter Amendment Proposal, for each month, or pro rata portion thereof if less than a month, until the earlier of (i) the date on which the Company consummates an initial Business Combination, and (ii) July 2, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of the Company’s board of directors). Interest does not accrue on this note. The Extension Fundings shall become repayable on the date the Company consummates an initial Business Combination (“Maturity Date”). Pursuant to the Sponsor Funding Undertaking, and solely in the event the Company consummates an initial Business Combination, the Company shall issue up to 13,200 Class A ordinary shares (1,650 Class A ordinary shares for each deposit that is made into the Trust Account under the note) to the Sponsor. On the Maturity Date, the Company will pay the Sponsor an amount equal to the aggregate amount funded. In the event that the Company winds up or liquidates prior to the Maturity Date, the Sponsor will have no claims under this agreement and the Company has no obligation to pay the Sponsor under this agreement. As of March 31, 2024 and December 31, 2023, $870,580 and $348,232, respectively, was outstanding under the Sponsor Funding Undertaking. As of March 31, 2024 and December 31, 2023, the Sponsor has earned the right to be issued 8,250 and 3,300 Class A ordinary shares of the Company upon the successful completion of a Business Combination, respectively.

The Company determined that redemption upon an initial Business Combination would create a substantial premium due to the issuance of the Class A ordinary shares to the Sponsor. In accordance with Accounting Standards Codification (“ASC”) 815-15-25, the proceeds from the issuance of the Funding Undertaking and Promissory Note with the Sponsor were allocated to the note and to the redemption of the note upon a successful Business Combination using the with-and-without method. Under this method, the Company first allocated the proceeds from the issuance of the note to the redemption feature based on their initial fair value measurement of $1,593 as of November 7, 2023, $1,596 as of December 4, 2023, $1,604 as of January 1, 2024, $1,614 as of February 1, 2024, and $1,622 as of March 5, 2024. The measurement of the fair value of the redemption feature was determined by applying a probability weighted adjustment for a successful Business Combination to the trading value of the Class A ordinary shares on the date of each draw. On November 7, 2023, December 4, 2023, January 1, 2024, February 1, 2024, and March 5, 2024, the closing price of the Company’s shares was $10.73, $10.76, $10.80, $10.87, and $10.92, respectively. Management used the estimated probability of completion of a Business Combination to calculate the fair value of the shares. The fair value of the redemption feature as of March 31, 2024 and December 31, 2023 was calculated by using the quoted price of the Company’s shares of $10.94 and $10.76, respectively, and estimated probability of completion of a Business Combination.

The Company complies with ASC Topic 835, Interest (“ASC 835”). In accordance with ASC 835-30, discounts to the principal amounts are included in the carrying value of the note and amortized to interest expense over the remaining term of the underlying debt to the Maturity Date. During the three months ended March 31, 2024 and the year ended December 31, 2023, the Company recorded $4,840 and $3,189 of debt discount upon the draws under the note, respectively. The discount was amortized to interest expense over the term of the debt to the date that the Company has to complete a Business Combination of July 2, 2024. For the three months ended March 31, 2024 and 2023, the amortization of the discount resulted in interest expense of $3,060 and $0, respectively.

On November 2, 2023, we entered into a Funding Undertaking and Promissory Note (the “Seaside Funding Undertaking”) for up to thirty-seven thousand nine hundred forty-two dollars ($37,942). Pursuant to the Seaside Funding Undertaking, Seaside has agreed to make deposits of additional funds (“Seaside Extension Fundings”) into the Trust Account for the aggregate benefit of public shares that are not redeemed by public shareholders at the Extraordinary General Meeting to approve the Charter Amendment Proposal, for each month, or pro rata portion thereof if less than a month, until the earlier of (i) the date on which the Company consummates an initial Business Combination, and (ii) July 2, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of the Company’s board of directors). Interest does not accrue on this note. The Seaside Extension Fundings shall become repayable at the time the Company consummates an initial Business Combination. Deposits were made into the Trust Account on each of November 7, 2023, December 4, 2023, December 28, 2023, January 30, 2024, February 28, 2024, and March 28, 2024. As of March 31, 2024 and December 31, 2023, $227,598 and $113,808, respectively, was outstanding under the Seaside Funding Undertaking.

On November 2, 2023, we entered into a Funding Undertaking and Promissory Note (the “Capricorn Funding Undertaking”) for up to thirty-seven thousand nine hundred forty-two dollars ($37,942). Pursuant to the Capricorn Funding Undertaking, Capricorn has agreed to make deposits of additional funds (“Capricorn Extension Fundings”) into the Trust Account for the aggregate benefit of public shares that are not redeemed by public shareholders at the Extraordinary General Meeting to approve the Charter Amendment Proposal, for each month, or pro rata portion thereof if less than a month, until the earlier of (i) the date on which the Company consummates an initial Business Combination, and (ii) July 2, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of the Company’s board of directors). Interest does not accrue on this note. The Capricorn Extension Fundings shall become repayable at the time the Company consummates an initial Business Combination. Deposits were made into the Trust Account on each of November 7, 2023, December 4, 2023, December 28, 2023, January 30, 2024, February 28, 2024, and March 28, 2024. As of March 31, 2024 and December 31, 2023, $227,652 and $113,826, respectively, was outstanding under the Capricorn Funding Undertaking.

For the Funding Undertaking and Promissory Notes with Seaside and Capricorn, the Company evaluated whether the agreements would meet the scope exception for common control under ASC 835-30, Interest – Imputation of Interest. The Company determined that the agreements would not meet the scope exception. As such, the Company determined that a discount should be recorded on the proceeds from the notes, The discount will be amortized over the length of the loans. The Company considered this to be until July 2, 2024 as a Business Combination cannot be considered probable to occur until it is consummated. The Company recorded the discount on the notes as capital contributions increasing additional paid-in capital on the date the loans were funded. As the Company would be unable to repay its debt obligations in the event that it fails to complete an initial Business Combination, its debt obligations are highly vulnerable to nonpayment and the Company is dependent on favorable business, financial, and economic conditions to be able to meet its financial commitments on debt obligations. As such, the Company determined that the effective interest rate on each funding date would be calculated by using the six month and one year CCC federal reserve rates interpolated for the term from the draw date until July 2, 2024. The interest rate on the dates of funding of November 7, 2023, December 4, 2023, December 28, 2023, January 30, 2024, February 28, 2024, and March 28, 2024 were 16.48%, 16.19%, 14.13%, 11.12%, 12.19% and 16.49%, respectively. The discount recorded on the notes for the three months ended March 31, 2024 and 2023 was $9,658 and $0, respectively. The carrying value of the promissory notes, net of discount was $438,981 and $210,483 as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, the amortization of the discount resulted in interest expense of $10,540 and $0, respectively.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income or gains (losses) on investments held in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net loss of $5,644,970, which was a result of operating and formation costs of $5,180,397, a loss in the change in fair value of warrant liabilities and promissory notes of $2,303,743, interest expense of $13,600, and a loss on the fair value of the derivative liability - promissory note - related party redemption feature of $2,247, which was partially offset by interest income earned on the assets held in the Trust Account of $1,855,017.

For the three months ended March 31, 2023, we had net income of $297,984, which was a result of a loss in fair value of warrant liabilities of $569,886 and operating and formation costs of $1,329,853, which was offset by a gain on the investments held in the Trust Account of $2,197,723.

Liquidity, Capital Resources and Going Concern

For the three months ended March 31, 2024, net cash used in operating activities was $339,485, which was due to a net loss of $5,644,970 and interest income earned on assets held in the Trust Account of $1,855,017, offset by changes in operating assets and liabilities of $4,840,912, a loss in the change in fair value of warrant liabilities and promissory notes of $2,303,743, interest expense of $13,600, and a loss on the change in fair value of derivative liabilities of $2,247.

For the three months ended March 31, 2023, net cash used in operating activities was $228,839, which was due to changes in operating assets and liabilities of $451,404, net income of $297,984, a loss in the fair value of warrant liabilities of $569,886 and share-based compensation of $649,610 offset by a gain on investments held in the Trust Account of $2,197,723.

For the three months ended March 31, 2024, net cash used in investing activities was $749,964, which was due solely to advances to the Trust Account.

For the three months ended March 31, 2024, net cash provided by financing activities was $749,964, which was due solely to advances from the Sponsor and A Anchor Investors.

For the three months ended March 31, 2023, there was no cash provided by financing or investing activities.

On November 2, 2021, the Company consummated the Initial Public Offering of 17,500,000 units (“Unit” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $175,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”).

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

Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 748,574 warrants (the “Over-Allotment Warrants”) at a purchase price of $1.00 per warrant in a private placement (together with the First Private Placement, the “Private Placements”) to the Sponsor and the A Anchor Investors, generating gross proceeds of $748,574.

Upon the closing of the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Warrants, an amount of $201,951,985 was placed in a trust account (the “Trust Account”). As of March 31, 2024, we had cash totaling $144,674,516 held in the Trust Account.

As of March 31, 2024, we had cash of $25,236 held outside the Trust Account. We will use the cash held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until July 2, 2024 (24 months from the consummation of the Initial Public Offering plus the time allowed pursuant to the Charter Amendment and any Extensions approved by the Company’s Board), to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by July 2, 2024, there will be a mandatory liquidation and subsequent dissolution.

The Company’s date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that the unaudited condensed financial statements set forth herein are issued. The unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Public Warrants that may be issued upon conversion of the working capital loans (the “Working Capital Loans”) (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights pursuant to the Registration Rights Agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination. The Company bears the expenses incurred in connection with the filing of any such registration statements. Following completion of the Target Business Combination, holders of the Founder Shares, Private Placement Warrants and Public Warrants (as defined below) that may be issued upon conversion of the Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement that will be entered into upon completion of the Target Business Combination pursuant to the Business Combination Agreement. Holders of these securities will be entitled to make one demand that PubCo register such securities pursuant to an underwritten shelf offering. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of the Target Business Combination. PubCo will bear the expenses incurred in connection with the filing of any such registration statements.

Vendor Agreements

Since inception, the Company has engaged a legal firm (the “Legal Advisor”) to provide services related to the Company’s Initial Public Offering, the search for a prospective initial Business Combination, and the structuring of a transaction. Fees incurred by the Legal Advisor have been recorded as accrued contingent legal costs on the balance sheets. The payment of these fees is contingent upon the consummation of a Business Combination. As of March 31, 2024 and December 31, 2023, the Company had accrued contingent legal costs of $10,753,535 and $6,449,593, respectively.

On September 19, 2023, the Company entered into an agreement with a financial advisory firm (the “Financial Advisor”) for financial advisory services such as structuring a transaction, assistance in negotiations, guidance on valuation in connection with a transaction, and other customary services in connection with a Business Combination. Pursuant to this agreement, the Company will pay the Financial Advisor a fee of $7,000,000 contingent upon the consummation of a Business Combination. Additionally, upon the consummation of a PIPE transaction, the Company will pay to the Financial Advisor a fee equal to 3.5% of (i) the gross proceeds raised or received by any PIPE issuer and/or its shareholders in the PIPE transaction, plus (ii) any amounts remaining in the Trust Account as of the closing of the Business Combination after giving effect to all redemptions of shares of the Company elected by the shareholders of the Company ((i) and (ii) together, the “Proceeds”) (the “PIPE Transaction Fee”). The PIPE Transaction Fee paid to the Financial Advisor shall not be less than 1.75% of the Proceeds. In addition to the compensation payable outlined above, the Company shall reimburse the Financial Advisor for all reasonable and documented legal and other advisors expenses incurred by the Financial Advisor. These expenses are expensed as incurred on the statement of operations. Such expenses are subject to a broken deal discount, which is applied to each expense and is to be collected contingent upon the consummation of the Company’s initial Business Combination. As of March 31, 2024, the total broken deal discount was $87,371.

Investment Advisory Agreement

On October 28, 2021, the Company and the Sponsor entered into an agreement with Sustainable Development Capital LLP (the “Advisor”), a London-based investment firm and affiliate of the Company and Sponsor, whereby the Advisor agreed to provide administrative, consulting, and other services to effect the Company’s initial Business Combination. In consideration of the services performed: (1) the Company and Sponsor shall procure the transfer of the legal and beneficial title to at least 659,844 Founder Shares, or at the sole election of the Sponsor, the payment of an amount equal to the cash value (as determined as of the date of such payment) of such number of Founder Shares, to the Advisor immediately prior to the winding up and liquidation of the Sponsor, or such other date as shall be agreed in writing between the Sponsor and Advisor; and (2) the Sponsor shall pay to the Advisor the sum of $20,000 per month as an ongoing advisory fee and subject to the terms and conditions of the Investment Advisory Agreement (the “Advisory Agreement”). The compensation expense related to the above Founder Share transfer of 659,844 shares was amortized on a straight-line basis from the grant date of October 28, 2021 (the date at which the Investment Advisory Agreement was signed, and the date at which all parties reached a mutual understanding of the key terms and conditions of the share-based payment) to November 2, 2023 (the original date at which the combination period for the Company’s initial Business Combination would have expired). Such Advisory Agreement was accounted for under ASC 718, Compensation – Stock Compensation.

For the three months ended March 31, 2024, there were no costs incurred associated with web-based services provided by the Advisor.

Administrative Support Agreement

On October 28, 2021, the Company entered into an agreement to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. In connection with the Charter Amendment Proposal, the Company will cease paying these monthly fees upon the earlier of (i) completion of a Business Combination (ii) the Company’s liquidation, or (iii) July 2, 2024. During the three months ended March 31, 2024 and 2023, $60,000 of administrative support expenses were incurred.

Other Agreements

Pursuant to a share letter dated October 17, 2023, and amended on May 10, 2024, entered into by and between SEDA and Harebell, an Italian limited liability company with registered office in Milan, whose majority shareholder and sole director is Mr. Nicolò Dubini, Harebell will be paid a finder’s fee of 22,334 Class A shares in connection with the consummation of the Target Business Combination. The Company evaluated the agreement under ASC 718. The Company determined that the shares will only be issued upon the successful completion of the Target Business Combination, which is considered to be a performance condition under ASC 718. As the Target Business Combination cannot be considered probable to occur, the Company will not record any expense under ASC 718 until the shares are issued.

Critical Accounting Estimates

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants after detachment from the Units issued in the Initial Public Offering is classified as Level 1 due to the use of an observable market quote in an active market under the ticker SEDA.WS. The Company utilizes a Monte Carlo simulation model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the unaudited condensed statements of operations. The estimated fair value of the Private Placement warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The Company has made the election under ASC 815-15-25 to account for the Promissory Notes using the fair value option. Using the fair value option, the Promissory Notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Differences between the proceeds from issuance of the Promissory Notes and the fair value at issuance are recognized as either an expense in the unaudited condensed statements of operations (if issued at a discount) or as a capital contribution (if issued at a premium). Any changes in the estimated fair value of the Promissory Notes are recognized as non-cash gains or losses in the unaudited condensed statements of operations. The estimated fair value of the Promissory Notes is determined using Level 3 inputs. Inherent in the Black-Scholes model are assumptions related to expected warrant volatility, expected term, risk-free interest rate, dividend yield, warrant fair value, and exercise price. The Company estimates the volatility of its warrants based on historical volatility commensurate with the expected term. The expected term of the warrants is assumed to be equivalent to their remaining contractual term. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

Recent Accounting Standards

On December 14, 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The update will be effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its unaudited condensed financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13(a)-15 paragraphs 13(d)-15e) and 15d-15(e) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of March 31, 2024, due to the existence of a material weakness.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In response to a material weakness in 2023, we plan to enhance our processes to identify and appropriately apply applicable complex accounting procedures to better evaluate and understand the complex accounting standards that apply to our unaudited condensed financial statements. Our plans at this time include continued realignment of existing personnel and the addition of both internal and external personnel to strengthen management’s review and documentation of internal control over financial reporting, implement a more thorough second level review process over complex accounting areas, and to implement controls to ensure appropriate recording of certain expenses and payables. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on April 16, 2024 and in our other filings with the SEC, including in our preliminary prospectus/proxy statement included in a Registration Statement on Form F-4 that PubCo has filed with the SEC relating to our proposed Target Business Combination. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 16, 2024. For risk factors related to the proposed Target Business Combination, see the “Risk Factors” section of the Target Disclosure Statement that PubCo has filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1#	Business Combination Agreement (incorporated by reference from the Company’s Current Report on Form 8-K filed on February 20, 2024) (1)

3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on November 2, 2021).

3.2	Amendment to Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 31, 2023).

10.1#	Sponsor Support Agreement (incorporated by reference from the Company’s Current Report on Form 8-K filed on February 20, 2024) (1)

10.2#	Form of Anchor Support Agreement (incorporated by reference from the Company’s Current Report on Form 8-K filed on February 20, 2024) (1)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request. Certain personal information has been redacted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 20, 2024 and incorporated by reference in our Annual Report on Form 10-K filed on April 16, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SDCL EDGE ACQUISITION CORPORATION

Date: May 20, 2024	By:	/s/ Jonathan Maxwell
Jonathan Maxwell
Co-Chief Executive Officer