Form 10-Q
period 2024-06-30
SDCL EDGE Acquisition Corp
filed 2024-08-19
CIK 1846975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, the registrant had 5,181,909 Class A ordinary shares, par value $0.0001 per share, and 4,998,811 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SDCL EDGE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

i

PART 1 – FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

SDCL EDGE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$475,312	$364,721
Prepaid expenses	43,716	94,299
Cash held in Trust Account for redemptions	89,302,174	-
Total current assets	89,821,202	459,020
Cash held in Trust Account	57,973,807	142,069,535
TOTAL ASSETS	$147,795,009	$142,528,555

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$714,345	$82,084
Accrued expenses	255,531	292,380
Accrued contingent legal costs	13,051,603	6,449,593
Due to Sponsor	234,652	134,652
Promissory notes - related party	2,031,061	556,091
Derivative liability - promissory note - related party redemption feature	16,175	2,841
Convertible promissory notes - related party	168,100	55,500
Class A ordinary shares tendered for redemption (7,996,024 ordinary shares)	89,302,174	-
Total current liabilities	105,773,641	7,573,141
Warrant liabilities	4,559,088	569,886
TOTAL LIABILITIES	110,332,729	8,143,027

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 5,181,909 and 13,177,933 shares at redemption value of $11.16 per share and $10.77 per share at June 30, 2024 and December 31, 2023, respectively	57,835,865	141,969,535

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 5,181,909 and 13,177,933 shares subject to possible redemption at June 30, 2024 and December 31, 2023, respectively)	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,998,811 shares issued and outstanding	500	500
Additional paid-in capital	4,843,201	4,843,201
Accumulated deficit	(25,217,286)	(12,427,708)
Total Shareholders’ Deficit	(20,373,585)	(7,584,007)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$147,795,009	$142,528,555

The accompanying notes are an integral part of these unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating and formation costs	$2,844,517	$1,517,872	$8,024,914	$2,847,725
Loss from operations	(2,844,517)	(1,517,872)	(8,024,914)	(2,847,725)
Other income (expense):
Change in fair value of warrant liabilities	(1,709,659)	1,709,658	(3,989,202)	1,139,772
Change in fair value of convertible promissory notes	11,700	-	(12,500)	-
Change in fair value of derivative liability - promissory note - related party redemption feature	485	-	(1,762)	-
Gain on investments held in Trust Account	-	2,463,687	-	4,661,410
Interest income	1,889,190	-	3,744,207	-
Interest expense	(28,693)	-	(42,293)	-
Net (loss) income	$(2,681,494)	$2,655,473	$(8,326,464)	$2,953,457

Basic and diluted weighted average shares outstanding, Class A ordinary shares	12,914,328	19,995,246	13,046,130	19,995,246
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.15)	$0.11	$(0.46)	$0.12
Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,998,811	4,998,811	4,998,811	4,998,811
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.15)	$0.11	$(0.46)	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	4,998,811	$500	$4,843,201	$(12,427,708)	$(7,584,007)
Net loss	-	-	-	(5,644,970)	(5,644,970)
Discount on proceeds from A Anchor Investors under funding agreements	-	-	9,658	-	9,658
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	-	-	(9,658)	(2,595,323)	(2,604,981)
Balance at March 31, 2024	4,998,811	$500	$4,843,201	$(20,668,001)	$(15,824,300)
Net loss	-	-	-	(2,681,494)	(2,681,494)
Proceeds received in excess of initial fair value of convertible promissory note - related party	-	-	687,400	-	687,400
Discount on proceeds from A Anchor Investors under funding agreements	-	-	8,332	-	8,332
Remeasurement of Class A ordinary shares subject to redemption to redemption amount	-	-	(695,732)	(1,867,791)	(2,563,523)
Balance at June 30, 2024	4,998,811	$500	$4,843,201	$(25,217,286)	$(20,373,585)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SDCL EDGE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

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

SDCL EDGE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities:
Net (loss) income	$(8,326,464)	$2,953,457
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share-based compensation	-	1,306,437
Change in fair value of warrant liabilities	3,989,202	(1,139,772)
Change in fair value of convertible promissory notes	12,500	-
Change in fair value of derivative liability - promissory note - related party redemption feature	1,762	-
Gain on investments held in Trust Account	-	(4,661,410)
Interest income	(3,744,207)	-
Interest expense	42,293	-
Changes in operating assets and liabilities:
Prepaid expenses	50,583	165,351
Accounts payable	632,261	60,335
Accrued expenses	(36,849)	3,008
Accrued contingent legal costs	6,602,010	890,775
Due to Sponsor	100,000	(2,976)
Net cash used in operating activities	(676,909)	(424,795)

Cash Flows from Investing Activities:
Advances to Trust Account	(1,462,239)	-
Net cash used in investing activities	(1,462,239)	-

Cash Flows from Financing Activities:
Proceeds from Sponsor and A Anchor Investors under funding agreements	1,462,239	-
Proceeds from issuance of convertible promissory notes	787,500	-
Net cash provided by financing activities	2,249,739	-

Net Change in Cash	110,591	(424,795)
Cash - Beginning of period	364,721	610,971
Cash - End of period	$475,312	$186,176

Non-cash investing and financing activities:
Class A ordinary shares tendered for redemption	$89,302,174	$-
Remeasurement to redemption value of Class A ordinary shares subject to redemption	$5,168,504	$4,661,409
Debt discount on proceeds from Sponsor and A Anchor Investors under funding agreements	$29,562	$-

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from February 16, 2021 (inception) through June 30, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income or loss in the form of interest income or gains (losses) on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. In addition, the Company will recognize non-operating income or loss on the change in fair value of the warrant liabilities and promissory notes.

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

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Following the closing of the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Warrants, an amount of $201,951,985 ($10.10 per Unit) was placed in a trust account (the “Trust Account”) and was invested in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of an initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company did not complete an initial Business Combination within 24 months from the closing of the Initial Public Offering, which was subsequently extended by shareholder vote at the Extraordinary General Meeting (as defined below) and the June Extraordinary General Meeting (as defined below); and (iii) absent an initial Business Combination within 24 months from the closing of the Initial Public Offering, which was subsequently extended by shareholder vote at the Extraordinary General Meeting (as defined below) and the June Extraordinary General Meeting (as defined below), or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, the return of the funds held in the Trust Account to the public shareholders as part of the redemption of the Public Shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. If the Company is deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder the Company’s ability to complete a Business Combination. If the Company is unable to complete an initial Business Combination, the Company’s public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and the warrants will expire worthless.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve a Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account ($11.16 per share as of June 30, 2024), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

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

The Company will have until September 2, 2024, or as late as November 2, 2024 by a monthly extension approved by the board of directors (the “Combination Period”), to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Upon the approval of the Extension Proposal (as defined below), the Company entered into a funding undertaking and promissory note agreement (each a “Funding Agreement” and together, the “Funding Agreements”) with each of the Sponsor and the A Anchor Investors pursuant to which each of the Sponsor and the A Anchor Investors will agree, severally and not jointly, that for each month, or pro rata portion thereof if less than a month, until the earlier of (i) the date on which the Company consummates an initial Business Combination and (ii) July 2, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of the Company’s board of directors), the Sponsor and each of the A Anchor Investors will make, in aggregate, extension deposits of $0.019 into the Trust Account for each remaining Public Share, up to a total of $250,000 per month.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

Business Combination Agreement and Subsequent Termination

On February 20, 2024, (i) SEDA, (ii) Specialty Copper Listco Plc, a public limited company registered in England and Wales with registered number 15395590 (“PubCo”), (iii) SEDA Magnet LLC, a Delaware limited liability company (the “Merger Sub”), (iv) MAGNET Joint Venture GmbH, a limited liability company organized under the laws of Germany, registered with the commercial register of the local court of Osnabrück under registration number HRB 217397 (“JV GmbH”), (v) PP S&C Holding GmbH, a limited liability company organized under the laws of Germany, registered with the commercial register of the local court of Munich under registration number HRB 275474 (“PP Holding”), (vi) cunova GmbH, a limited liability company organized under the laws of Germany, registered with the commercial register of the local court of Osnabrück under registration number HRB 216155 (“Cunova”), (vii) KME SE, a stock corporation organized under the laws of Germany, registered with the commercial register of the local court of Osnabrück under registration number HRB 213357 (“KME”), (viii) Creature Kingdom Limited, a private limited company registered in England and Wales with registered number 06799429, (ix) The Paragon Fund III GmbH & Co. geschlossene Investment KG, a limited partnership organized under the laws of Germany, registered with the commercial register of the local court of Munich under registration number HRB 110100 (“Paragon”) and (x) Mr. Edward Wilson Davis, solely in the capacity as the representative for the shareholders of SEDA, entered into a business combination agreement (as amended from time to time, the “Business Combination Agreement”), pursuant to which several transactions relating to the special product business of Cunova, which is a wholly owned subsidiary of JV GmbH, and certain assets of KME comprising the KME specialty aerospace business (the “Aerospace Business” and, together with Cunova, the “Target”) will occur, and in connection therewith, PubCo will become the ultimate parent company of Merger Sub, JV GmbH and the Target (the “Target Business Combination”).

Pursuant to the Business Combination Agreement, and upon the terms and subject to the conditions set forth therein:

(i)	SEDA will merge with and into Merger Sub, a wholly owned subsidiary of PubCo (the “Merger”), with Merger Sub being the surviving entity in the merger (the time at which the Merger becomes effective, the “Merger Effective Time”);

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

Sponsor Support Agreement

On February 20, 2024, in connection with the execution of the Business Combination Agreement, the Company entered into a sponsor support agreement (the “Sponsor Support Agreement”) with PubCo and Sponsor as a holder of the Private Placement Warrants and a holder of Founder Shares. Pursuant to the Sponsor Support Agreement, upon the terms and subject to the conditions set forth therein, until the earlier of the Merger Effective Time and the date and time, if any, that the Business Combination Agreement is terminated, the Sponsor agreed to (a) inter alia, vote any Public and Founder Shares that it owns in favor of the proposals regarding the Target Business Combination; (b) not redeem or effect any sale or distribution of any Public and Founder Shares or Public and Private Placement Warrants that it owns; (c) convert its 2,639,375 Founder Shares into 1,593,941 Public Shares; and (d) at the closing of the Target Business Combination (“Closing”), enter into a registration rights agreement based on the term sheet scheduled to the Business Combination Agreement.

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

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Termination

On July 2, 2024, the Business Combination Agreement automatically terminated in accordance with its terms (the “Termination”). As a result of the Termination, the Business Combination Agreement, and certain agreements entered into in connection with the Business Combination Agreement, will be of no further force and effect.

The Parties are continuing to actively pursue the same business combination, including revising financing terms to reflect market feedback.

NYSE Continued Listing Standards Compliance Notification

On January 12, 2023, the Company received a notice from the New York Stock Exchange (“NYSE”) that the Company was not in compliance with the NYSE listing standard 802.01B because the Company had fallen below compliance with the 300 public shareholders requirement. On August 23, 2023, the NYSE notified the Company that it was again in compliance with NYSE listing standard 802.01B but that the Company was subject to continued monitoring and review for a period of 12 months.

Extraordinary General Meetings

On October 30, 2023, the Company held an extraordinary general meeting of Company shareholders (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the Company’s shareholders approved a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial Business Combination (the “Extension Proposal”) from November 2, 2023 to March 2, 2024 (the “Previous Extended Date”) and to allow the board of directors of the Company, without another shareholder vote, to elect to further extend the date to consummate an initial Business Combination after the Previous Extended Date up to four times, by an additional month each time, up to July 2, 2024. On February 27, 2024, March 27, 2024, April 29, 2024, and May 24, 2024 the Board approved the first, second, third, and fourth extensions of the date by which the Company must consummate an initial business combination to April 2, 2024, May 2, 2024, June 2, 2024, and July 2, 2024, respectively.

In connection with the Extension Proposal, a total of 44 shareholders elected to redeem an aggregate of 6,817,313 Class A ordinary shares, representing approximately 34.1% of the issued and outstanding Class A ordinary shares. As a result, on November 3, 2023, $72,546,420 was paid out of the Company’s Trust Account in connection with the redemptions, representing a redemption price per Class A ordinary share of approximately $10.64.

On June 27, 2024, the Company held an extraordinary general meeting (the “June Extraordinary General Meeting”). The shareholders approved, by special resolution, the proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must (1) consummate a Business Combination or (2) (i) cease its operations except for the purpose of winding up if it fails to complete such Business Combination and (ii) redeem all Public Shares, from July 2, 2024 to August 2, 2024 (the “Extended Date”) and to allow the board of directors of the Company, without another shareholder vote, to elect to further extend the date to consummate an initial business combination after the Extended Date up to three times, by an additional month each time, upon two days’ advance notice prior to the applicable deadline, up to November 2, 2024 (the “June Extension Proposal”).

On June 27, 2024, to effectuate the extension, the Company filed with the Cayman Islands Registrar of Companies the amendment to the Amended and Restated Memorandum and Articles of Association of the Company (the “Second Amended and Restated Memorandum and Articles of Association”).

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with the June Extraordinary General Meeting the Company received redemption requests for an aggregate of 7,996,024 Class A ordinary shares, representing approximately 60.7% of the issued and outstanding Class A ordinary shares. As a result, $89,302,174 was to be paid out of the Company’s Trust Account in connection with the redemptions, representing a redemption price per Class A ordinary share of approximately $11.16. The redemptions were paid out to redeeming shareholders on July 1, 2024.

On July 30, 2024, the Board approved a first extension of the date by which the Company must consummate an initial Business Combination from August 2, 2024 to September 2, 2024 pursuant to the 2024 Charter Amendment.

Going Concern Consideration

As of June 30, 2024, the Company had $475,312 in cash held outside of the Trust Account and a working capital deficit of $15,952,439.

If a Business Combination is not consummated by the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that the lack of liquidity and the Combination Period deadline raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date that these unaudited condensed financial statements are issued. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and notes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on April 16, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 or December 31, 2023.

Assets Held in Trust Account, and Cash Held in Trust Account for Redemptions

At June 30, 2024, the assets held in the Trust Account are $147,275,981, and are held in cash within a demand deposit account. Assets held in the Trust Account include $37,942 inadvertently deposited into the Trust Account by Seaside. The Company intends to refund Seaside during the third quarter of 2024. Interest income from the cash held in the Trust Account is included in the accompanying unaudited condensed statements of operations. On June 27, 2024, the Company received redemption requests for an aggregate of 7,996,024 Class A ordinary shares. As of June 30, 2024, the shareholders have not been paid out, as such, as of June 30, 2024 the amount owed to shareholders of $89,302,174 is recorded on the unaudited condensed balance sheets as Cash held in Trust Account for redemptions.

At December 31, 2023, the Company held assets in the Trust Account of $142,069,535.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit. The redemption value of the 5,181,909 redeemable ordinary shares as of June 30, 2024 increased as a result of income earned on the Trust Account exceeding the Company’s expected dissolution expenses (up to $100,000). As such, the Company recorded an increase in the carrying amount of the redeemable ordinary shares of $5,168,504 during the six months ended June 30, 2024 and $9,974,792 for the year ended December 31, 2023, respectively. The redemption value of the redeemable ordinary shares as of December 31, 2023 and June 30, 2024 decreased due to the redemptions of $72,546,420 and $89,302,174 related to shares tendered for redemption which occurred in November 2023 and June 2024, respectively.

As of June 30, 2024 and December 31, 2023, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	$204,541,163
Less:
Redemption of Class A ordinary shares	(72,546,420)
Plus:
Remeasurement of carrying value to redemption value	9,974,792
Class A ordinary shares subject to possible redemption as of December 31, 2023	141,969,535
Plus:
Remeasurement of carrying value to redemption value	2,604,981
Class A ordinary shares subject to possible redemption as of March 31, 2024	144,574,516
Less:
Class A ordinary shares tendered for redemption	(89,302,174)
Plus:
Remeasurement of carrying value to redemption value	2,563,523
Class A ordinary shares subject to possible redemption as of June 30, 2024	$57,835,865

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023.

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

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars):

	For the Three Months Ended				For the Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Net (loss) income	$(1,933,201)	$(748,293)	$2,124,378	$531,095	$(6,019,866)	$(2,306,598)	$2,362,766	$590,691
Denominator:
Weighted average ordinary shares	12,914,328	4,998,811	19,995,246	4,998,811	13,046,130	4,998,811	19,995,246	4,998,811
Basic and diluted net (loss) income per ordinary share	$(0.15)	$(0.15)	$0.11	$0.11	$(0.46)	$(0.46)	$0.12	$0.12

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

Share-Based Compensation

Share-based compensation is included in operating and formation costs within the unaudited condensed statements of operations and accounted for based on the requirements of ASC Topic 718, Compensation–Stock Compensation (“ASC 718”), which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee, non-employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee, non-employee and director services received in exchange for an award based on the grant-date fair value of the award. For the three months ended June 30, 2024 and 2023, the Company recognized $0 and $656,827, respectively of share-based compensation related to 659,844 Founder Shares to be transferred to Sustainable Development Capital LLP for certain services performed per the Investment Advisory Agreement (see Note 5). For the six months ended June 30, 2024 and 2023, the Company recognized $0 and $1,306,437, respectively of share-based compensation. For the three months ended June 30, 2024, the Company recognized no share-based compensation related to the 22,334 Class A ordinary shares to be transferred to Harebell (as defined in Note 6) only upon the successful completion of a Business Combination.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and A Anchor Investors purchased an aggregate of 8,250,000 warrants at a price of $1.00 per Private Placement Warrant ($8,250,000 in the aggregate). Simultaneously with the closing of the exercise of the over-allotment option, the Company consummated the sale of 748,574 Over-Allotment Warrants at a purchase price of $1.00 per warrant in a private placement to the Sponsor and A Anchor Investors, generating gross proceeds of $748,574, for an aggregate total of $8,998,574 in gross proceeds from the sale of the Private Warrants and Over-Allotment Warrants. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Due to Sponsor

Due to Sponsor consists of advances from the Sponsor to pay for offering costs and formation costs on behalf of the Company and accrued costs incurred under the administrative support agreement of $234,652 and $134,652 as of June 30, 2024 and December 31, 2023, respectively, and are payable on demand.

Administrative Support Agreement

On October 28, 2021, the Company entered into an agreement to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. The Company originally would have ceased paying these monthly fees as of October 28, 2023 (24 months from the start of the agreement) regardless of whether a Business Combination had been executed or not. However, in connection with the Extension Proposal and the June Extension Proposal, the administrative support agreement was extended through the Extended Date. During the three and six months ended June 30, 2024 and 2023, $60,000 and $120,000 of administrative support expenses were incurred, respectively.

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

For the three and six months ended June 30, 2024 and 2023, there were no costs recorded for web-based services provided by the Advisor within the unaudited condensed statements of operations.

Convertible Promissory Notes – Related Party

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

On September 8, 2023, the Company entered into a promissory note with the Sponsor (“Sponsor Loan”) for up to $1,200,000. Pursuant to the Sponsor Loan, the Sponsor, in its sole and absolute discretion, may fund costs reasonably related to the consummation of an initial Business Combination in response to the Company’s written request for drawdown of loan principal from time to time until the date on which the Company consummates an initial Business Combination. The principal balance of the Sponsor Loan shall be payable on the earliest to occur of (i) the date on which the Company consummates an initial Business Combination and (ii) the date that the winding up is effective. Outstanding loan amounts are convertible, at the Sponsor’s option, into certain warrants at a price of $1.00 per warrant, with holders entitled to certain specified registration rights under that certain registration rights agreement by and among the Company, Sponsor and certain other investors in the Initial Public Offering of the Company, dated as of October 28, 2021 (the “Registration Rights Agreement”). Interest does not accrue on the Sponsor Loan. The maturity date of the Sponsor Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Sponsor Loan may be prepaid at any time by the Company at its election and without penalty. On October 2, 2023, December 14, 2023, April 29, 2024, and June 27, 2024, the Company withdrew $300,000, respectively, from the Sponsor Loan, which has not yet been repaid as of June 30, 2024. As of June 30, 2024 and December 31, 2023, the Company has $1,200,000 and $600,000, respectively, outstanding under the Sponsor Loan.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On September 29, 2023, the Company entered into a promissory note with Seaside for up to $150,000 (the “Seaside Loan”). Pursuant to the Seaside Loan, Seaside, in its sole and absolute discretion, may fund costs reasonably related to the consummation of an initial Business Combination in response to the Company’s written request for drawdown of loan principal from time to time until the date on which the Company consummates an initial Business Combination. The principal balance of the Seaside Loan shall be payable on the earliest to occur of (i) the date on which the Company consummates an initial Business Combination and (ii) the date that the winding up is effective. Outstanding loan amounts are convertible, at Seaside’s option, into certain warrants, at $1.00 per warrant, with holders entitled to certain specified registration rights under the Registration Rights Agreement. Interest does not accrue on the Seaside Loan. The maturity date of the Seaside Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Seaside Loan may be prepaid at any time by the Company at its election and without penalty. On October 4, 2023, December 18, 2023, April 29, 2024, and June 24, 2024, the Company withdrew $37,500, respectively, from the Seaside Loan, which has not yet been repaid as of June 30, 2024. As of June 30, 2024 and December 31, 2023, the Company has $150,000 and $75,000, respectively, outstanding under the Seaside Loan.

On October 10, 2023, the Company entered into a promissory note with Capricorn for up to $150,000 (the “Capricorn Loan”). Pursuant to the Capricorn Loan, Capricorn, in its sole and absolute discretion, may fund costs reasonably related to the consummation of an initial Business Combination in response to the Company’s written request for drawdown of loan principal from time to time until the date on which the Company consummates an initial Business Combination. The principal balance of the Capricorn Loan shall be payable on the earliest to occur of (i) the date on which the Company consummates an initial Business Combination and (ii) the date that the winding up is effective. Outstanding loan amounts are convertible, at Capricorn’s option, into certain warrants, at $1.00 per warrant, with holders entitled to certain specified registration rights under the Registration Rights Agreement. Interest does not accrue on the Capricorn Loan. The maturity date of the Capricorn Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Capricorn Loan may be prepaid at any time by the Company at its election and without penalty. On November 13, 2023, May 14, 2024, May 31, 2024, and June 18, 2024, the Company withdrew $37,500 respectively, from the Capricorn Loan, which has not yet been repaid as of June 30, 2024. As of June 30, 2024 and December 31, 2023, the Company has $150,000 and $37,500, respectively, outstanding under the Capricorn Loan.

The fair value option was elected (see Note 2) and, as such, the fair value of the Promissory Notes of $168,100 and $55,500 is reflected on the balance sheet as of June 30, 2024 and December 31, 2023, respectively. The fair value of the promissory notes upon issuance was $166,389.

Funding Undertaking and Promissory Notes

On November 2, 2023, the Company entered into a Funding Undertaking and Promissory Note with the Sponsor in connection with deposits to be made into the Trust Account in relation to the extension. Commencing two business days following the date of the agreement (the “Initial Funding Date”) and on the first business day of each month thereafter until the earliest to occur of (i) the date on which the Company consummates its initial Business Combination (the “Maturity Date”), (ii) the date the winding up or liquidation of the Company becomes effective, and (iii) July 2, 2024, the Sponsor will fund non-interest bearing deposits of $174,116 into the Trust Account. On the Maturity Date, the Company will pay the Sponsor an amount equal to the aggregate amount funded. In the event that the Company winds up or liquidates prior to the Maturity Date, the Sponsor will have no claims under this agreement and the Company has no obligation to pay the Sponsor under this agreement. As of June 30, 2024 and December 31, 2023, $1,392,928 and $348,232, respectively, was outstanding under this note.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Pursuant to the terms of the Funding Undertaking and Promissory Note with the Sponsor, the Sponsor shall receive the right to be issued 1,650 Class A ordinary shares of the Company upon the successful completion of a Business Combination, for each deposit that is made into the Trust Account under the note. As of June 30, 2024 and December 31, 2023, the Sponsor has earned the right to be issued 13,200 and 3,300 Class A ordinary shares of the Company upon the successful completion of a Business Combination, respectively.

The Company determined that redemption upon a Business Combination would create a substantial premium due to the issuance of the Class A ordinary shares to the Sponsor. In accordance with ASC 815-15-25, the proceeds from the issuance of the Funding Undertaking and Promissory Note with the Sponsor were allocated to the note and to the redemption of the note upon a successful Business Combination using the with-and-without method. Under this method, the Company first allocated the proceeds from the issuance of the note to the redemption feature based on their initial fair value measurement of $1,593 as of November 7, 2023, $1,596 as of December 4, 2023, $1,604 as of January 1, 2024, $1,614 as of February 1, 2024, $1,622 as of March 5, 2024, $1,989 as of April 3, 2024, $2,364 as of April 30, 2024, and $2,379 as of May 30, 2024. The measurement of the fair value of the redemption feature was determined by applying a probability weighted adjustment for a successful Business Combination to the trading value of the Class A ordinary shares on the date of each draw. See Note 9 for additional details on the assumptions used. As of June 30, 2024 and December 31, 2023 the discount is $16,175 and $2,841, respectively, with the change in fair value of $1,762 included in the accompanying unaudited condensed statements of operations.

The Company complies with ASC Topic 835, Interest (“ASC 835”). In accordance with ASC 835-30, discounts to the principal amounts are included in the carrying value of the notes and amortized to “Interest expense” over the remaining term of the underlying debt to the Maturity Date. During the three and six months ended June 30, 2024 the Company recorded $6,732 and $11,572 of debt discount upon the draws under the note, respectively. During the three and six months ended June 30, 2023 the Company recorded $0 of debt discount upon the draws under the note. The discount is being amortized to interest expense over the term of the debt to the date that the Company has to complete a Business Combination of November 2, 2024. The carrying value of the promissory notes, net of discount are $1,390,935 and $345,608 as of June 30, 2024 and December 31, 2023, respectively. For the three and six months ended June 30, 2024 the amortization of the discount resulted in interest expense of $9,143 and $12,203, respectively. For the three and six months ended June 30, 2023, there was $0 amortization of the discount.

On November 2, 2023, the Company entered into a Funding Undertaking and Promissory Note with Seaside in connection with deposits to be made into the Trust Account in relation to the extension. Commencing on the Initial Funding Date and on the first business day of each month thereafter until the earliest to occur of (i) the Maturity Date, (ii) the date the winding up or liquidation of the Company becomes effective, and (iii) July 2, 2024, Seaside will fund non-interest bearing deposits of $37,942 into the Trust Account. On the Maturity Date, the Company will pay Seaside an amount equal to the aggregate amount funded. In the event that the Company winds up or liquidates prior to the Maturity Date, Seaside will have no claims under this agreement and the Company has no obligation to pay Seaside under this agreement. Deposits were made into the Trust Account on each of November 7, 2023, December 4, 2023, December 28, 2023, January 30, 2024, February 28, 2024, March 28, 2024, April 29, 2024, May 28, 2024, and June 28, 2024. As of June 30, 2024 and December 31, 2023, $341,641 and $113,808, respectively, was outstanding under this note.

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On November 2, 2023, the Company entered into a Funding Undertaking and Promissory Notes with Capricorn in connection with deposits to be made into the Trust Account in relation to the extension. Commencing on the Initial Funding Date and on the first business day of each month thereafter until the earliest to occur of (i) the Maturity Date, (ii) the date the winding up or liquidation of the Company becomes effective, and (iii) July 2, 2024, Capricorn will fund non-interest bearing deposits of $37,942 into the Trust Account. On the Maturity Date, the Company will pay Capricorn an amount equal to the aggregate amount funded. In the event that the Company winds up or liquidates prior to the Maturity Date, Capricorn will have no claims under this agreement and the Company has no obligation to pay Capricorn under this agreement. Deposits were made into the Trust Account on each of November 7, 2023, December 4, 2023, December 28, 2023, January 30, 2024, February 28, 2024, March 28, 2024, April 29, 2024, and May 31, 2024. As of June 30, 2024 and December 31, 2023, $303,536 and $113,826, respectively, was outstanding under this note.

For the Funding Undertaking and Promissory Notes with Seaside and Capricorn, the Company evaluated whether the agreements would meet the scope exception for common control under ASC 835-30, Interest – Imputation of Interest. The Company determined that the agreements would not meet the scope exception. As such, the Company determined that a discount should be recorded on the proceeds from the notes. The discount will be amortized over the length of the loans. The Company considered this to be the date that the Company had to complete a Business Combination at the time of the draw, as a Business Combination cannot be considered probable to occur until it is consummated. The Company recorded the discount on the notes as capital contributions increasing additional paid-in capital on the unaudited condensed statement of changes in shareholders’ deficit on the date the loans were funded. As the Company would be unable to repay its debt obligations in the event that it fails to complete an initial Business Combination, its debt obligations are highly vulnerable to nonpayment and the Company is dependent on favorable business, financial, and economic conditions to be able to meet its financial commitments on debt obligations. As such, the Company determined that the effective interest rate on each funding date would be calculated by using the six month and one year CCC federal reserve rates interpolated for the term from the draw date until the date that the Company had to complete a Business Combination at the time of the draw. The interest rate on the dates of funding of November 7, 2023, December 4, 2023, December 28, 2023, January 30, 2024, February 28, 2024, March 28, 2024, April 29, 2024, May 31, 2024, and June 28, 2024, were 16.48%, 16.19%, 14.13%, 11.12%, 12.19%, 16.49%, 20.39%, 19.49%, and 20.52%, respectively. The discount recorded on the notes for the three and six months ended June 30, 2024 was $8,332 and $17,990, respectively. The carrying value of the promissory notes, net of discount was $640,125 and $210,483 as of June 30, 2024 and December 31, 2023, respectively. For the three and six months ended June 30, 2024, the amortization of the discount resulted in interest expense of $19,549 and $30,089, respectively. For the three and six months ended June 30, 2023 there was $0 amortization of the discount.

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

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Vendor Agreements

Since inception, the Company has engaged a legal firm (the “Legal Advisor”) to provide services related to the Company’s Initial Public Offering, the search for a prospective initial Business Combination, and the structuring of a transaction. Fees incurred by the Legal Advisor have been recorded as accrued contingent legal costs on the balance sheets. The payment of these fees is contingent upon the consummation of a Business Combination. As of June 30, 2024 and December 31, 2023, the Company had accrued contingent legal costs of $13,051,603 and $6,449,593, respectively.

On September 19, 2023, the Company entered into an agreement with a financial advisory firm (the “First Financial Advisor”) for financial advisory services such as structuring a transaction, assistance in negotiations, guidance on valuation in connection with a transaction, and other customary services in connection with a Business Combination. Pursuant to this agreement, the Company will pay the First Financial Advisor a fee of $7,000,000 contingent upon the consummation of a Business Combination. Additionally, upon the consummation of a private investment in public equity (“PIPE”) transaction, the Company will pay to the First Financial Advisor a fee equal to 3.5% of (i) the gross proceeds raised or received by any PIPE issuer and/or its shareholders in the PIPE transaction, plus (ii) any amounts remaining in the Trust Account as of the closing of a Business Combination after giving effect to all redemptions of shares of the Company elected by the shareholders of the Company ((i) and (ii) together, the “Proceeds”) (the “PIPE Transaction Fee”). The PIPE Transaction Fee paid to the First Financial Advisor shall not be less than 1.75% of the Proceeds. In addition to the compensation payable outlined above, the Company shall reimburse the First Financial Advisor for all reasonable and documented legal and other advisors expenses incurred by the First Financial Advisor. Such expenses are subject to a broken deal discount, which is applied to each expense and is to be collected contingently upon the consummation of the Company’s initial Business Combination. As of June 30, 2024, the total broken deal discount was $156,921.

On June 27, 2024, the Company entered into an agreement with a financial advisory firm (the “Second Financial Advisor”) to provide capital markets advisory services. Such services include developing a short- and long-term capital market strategy, comprehensive market analysis, and development of institutional investor relationships. The Second Financial Advisor will be paid an advisory fee of up to $1,000,000 (the “Advisory Fee”), of which $500,000 is payable upon the discretion of KME. The Advisory Fee may be paid in cash or 50,000 Class A Ordinary Shares per upon the consummation of an initial Business Combination.

On June 27, 2024, the Company entered into an agreement with the Second Financial Advisor to serve as a non-exclusive underwriter or placement agent with respect to a sale of equity or equity-linked securities in connection with the Company’s initial Business Combination. The Second Financial Advisor will be paid a cash fee of 3.5% or 4% of the capital raised, dependent on the amount of capital raised by the Second Financial Advisor.

Other Agreements

Pursuant to a share award letter dated October 17, 2023, and amended on May 10, 2024, entered into by and between the Company and Harebell S.r.l. (“Harebell”), Harebell will be paid a finder’s fee of 22,334 Class A ordinary shares in connection with consummation of the Target Business Combination. The Company evaluated the agreement pursuant to ASC 718. Under ASC 718, it was determined that as the share issuance is contingent upon the closing of the Target Business Combination, there is a performance condition that is required to be met. As a Business Combination cannot be considered probable until it occurs, the Company has determined that no expense will be recorded until the Company consummates its initial Business Combination.

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

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a current prospectus relating thereto is current, subject to satisfying the obligations described below with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue Class A ordinary shares upon exercise of a warrant unless Class A ordinary shares issuable upon such warrant exercise have been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a Unit containing such warrant, if not cash settled, will have paid the full purchase price for the Unit solely for the Class A ordinary shares underlying such Unit.

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

Redemption of warrants when the price per share of Class A ordinary share equals or exceeds $10.00. Commencing ninety days after the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive a specified number of shares, based on the redemption date and the fair market value of the Company’s Class A ordinary shares except as otherwise described below;

●	if, and only if, the closing price of the Company’s Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant from share divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

●	if the closing price of the Company’s Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant from share divisions, share capitalizations, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 5,181,909 Class A ordinary shares issued and outstanding, including 5,181,909 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 4,998,811 Class B ordinary shares outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Liabilities
Warrant liability – Public Warrants	$2,399,430	$2,399,430	$-	$-
Warrant liability – Private Placement Warrants	2,159,658	-	-	2,159,658
Convertible promissory notes - related party	168,100	-	-	168,100
Derivative liability - promissory note - related party redemption feature	16,175	16,175	-	-
	$4,743,363	$2,415,605	$-	$2,327,758
December 31, 2023
Liabilities
Warrant liability – Public Warrants	$299,929	$299,929	$-	$-
Warrant liability – Private Placement Warrants	269,957	-	-	269,957
Convertible promissory notes - related party	55,500	-	-	55,500
Derivative liability - promissory note - related party redemption feature	2,841	2,841	-	-
	$628,227	$302,770	$-	$325,457

The measurement of the Public Warrants as of June 30, 2024 and December 31, 2023 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker SEDA.WS. The quoted price of the Public Warrants was $0.24 and $0.03 per warrant as of June 30, 2024 and December 31, 2023, respectively.

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

The measurement of the Derivative liability - promissory note – related party redemption feature as of June 30, 2024 and December 31, 2023 is classified using Level 1 inputs due to the use of an observable market quote in an active market under the ticker SEDA. The fair value of the Derivative liability promissory note – related party redemption feature was calculated by using the quoted price of the Company’s shares on the date of each deposit made by the Sponsor into the Trust Account. On November 7, 2023, December 7, 2023, January 3, 2024, February 1, 2024, March 5, 2024, April 3, 2024, April 30, 2024, and May 30, 2024 the closing price of the Company’s shares was $10.73, $10.75, $10.80, $10.87, $10.92, $10.96, $11.02, and $11.09 respectively. Management used the estimated probability of completion of a business combination to calculate the fair value of the shares. The fair value of the Derivative liability – promissory note – related party redemption feature as of June 30, 2024 and December 31, 2023 was calculated by using the quoted price of the Company’s shares of $11.14 and $10.76, respectively, and estimated probability of completion of a Business Combination.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. As of June 30, 2024 and December 31, 2023 there were no transfers between levels.

The following table provides the significant inputs to the Monte Carlo simulation model for the fair value of the Private Placement Warrants:

	As of June 30, 2024	As of December 31, 2023
Stock price	$11.14	$10.76
Exercise price	$11.50	$11.50
Dividend yield	-%	-%
Expected term (in years)	5.25	5.50
Volatility	5.3%	5.9%
Risk-free rate	4.24%	3.78%
Fair value	$0.24	$0.03

SDCL EDGE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the significant inputs to the Black-Scholes simulation model for the fair value of the Promissory Notes:

	As of April 29, 2024 (Initial Measurement)	As of May 14, 2024 (Initial Measurement)	As of May 31, 2024 (Initial Measurement)	As of June 18, 2024 (Initial Measurement)	As of June 24, 2024 (Initial Measurement)	As of June 27, 2024 (Initial Measurement)	As of June 30, 2024	As of December 31, 2023
Warrant fair value	$0.25	$0.20	$0.20	$0.20	$0.20	$0.20	$0.24	$0.03
Exercise price	$1.00	$1.00	$1.00	$1.00	$1.00	$1.00	$1.00	$1.00
Dividend yield	-%	-%	-%	-%	-%	-%	-%	-%
Expected term (in years)	0.18	0.37	0.37	0.37	0.37	0.37	0.34	0.51
Warrant volatility	326.8%	267.9%	267.9%	267.9%	267.9%	267.9%	246.7%	283.1%
Risk-free rate	5.50%	5.40%	5.40%	5.40%	5.40%	5.40%	5.40%	5.30%

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2022 - Private Placement Warrants	$1,439,771
Change in fair value	269,958
Fair value as of March 31, 2023 - Private Placement Warrants	$1,709,729
Change in fair value	$(809,872)
Fair value as of June 30, 2023 - Private Placement Warrants	$899,857

Fair value as of December 31, 2023 - Level 3 investments	$325,457
Change in fair value of Private Placement Warrants	1,079,829
Change in fair value of convertible promissory notes - related party	24,200
Fair value as of March 31, 2024 - Level 3 investments	$1,429,486
Change in fair value of Private Placement Warrants	809,872
Initial value of draw on convertible promissory note - related party on April 29, 2024	45,500
Initial value of draw on convertible promissory note - related party on May 14, 2024	4,550
Initial value of draw on convertible promissory note - related party May 31, 2024	4,550
Initial value of draw on convertible promissory note - related party June 18, 2024	4,550
Initial value of draw on convertible promissory note - related party June 24, 2024	4,550
Initial value of draw on convertible promissory note - related party June 27, 2024	36,400
Change in fair value of convertible promissory notes - related party	(11,700)
Fair value as of June 30, 2024 - Level 3 investments	$2,327,758

The Company recognized a loss of $1,709,659 and $3,989,202 for the three and six months ended June 30, 2024, and a gain of $1,709,658 and $1,139,772 for the three and six months ended June 30, 2023, in connection with changes in the fair value of the Public Warrants and Private Placement Warrants, which is recorded in the unaudited condensed statements of operations.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as disclosed in Note 1, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us,” “SEDA,” or the “Company” are to SDCL EDGE Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” are to SDCL EDGE Sponsor LLC, a Cayman Islands limited liability company. References to our “initial investors” refer to our Sponsor, the Anchor Investors and any other holders of our shares prior to the Initial Public Offering. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, including with respect to our recently announced proposed business combination with the Target (as defined below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “project,” “possible,” “might,” “predict,” “should,” “would,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2024, and in our other filings with the SEC, including in the registration statement on Form F-4, the proxy statement/prospectus contained therein that PubCo (as defined below) has filed with the SEC relating to our proposed business combination with the Target (the “Target Disclosure Statement”), our Quarterly Reports on Form 10-Q and other documents filed by PubCo (as defined below) or the Target or by the Company from time to time with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 16, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). On February 20, 2024, we entered into a business combination agreement (the “Business Combination Agreement”) with (i) Specialty Copper Listco Plc, a public limited company registered in England and Wales with registered number 15395590 (“PubCo”), (ii) SEDA Magnet LLC, a Delaware limited liability company (“Merger Sub”), (iii) MAGNET Joint Venture GmbH, a limited liability company organized under the laws of Germany, registered with the commercial register of the local court of Osnabrück under registration number HRB 217397 (“JV GmbH”), (iv) PP S&C Holding GmbH, a limited liability company organized under the laws of Germany, registered with the commercial register of the local court of Munich under registration number HRB 275474 (“PP Holding”), (v) cunova GmbH, a limited liability company organized under the laws of Germany, registered with the commercial register of the local court of Osnabrück under registration number HRB 216155 (“Cunova”), (vi) KME SE, a stock corporation organized under the laws of Germany, registered with the commercial register of the local court of Osnabrück under registration number HRB 213357 (“KME”), (vii) Creature Kingdom Limited, a private limited company registered in England and Wales with registered number 06799429 (“Creature Kingdom”), and (viii) The Paragon Fund III GmbH & Co. geschlossene Investment KG, a limited partnership organized under the laws of Germany, registered with the commercial register of the local court of Munich under registration number HRA 110100 (“Paragon”) and (ix) Mr. Edward Wilson Davis, solely in the capacity as the representative for the shareholders of the Company (the “SEDA Representative” and together with the Company, PubCo, Merger Sub, JV GmbH, PP Holding, Cunova, KME, Creature Kingdom and Paragon, the “Parties”) for a proposed Business Combination (the “Target Business Combination”) with the Target as defined below. For more information about the proposed Target Business Combination, see our Current Report on Form 8-K filed with the SEC on February 20, 2024, the Target Disclosure Statement filed with the SEC and the Target Disclosure Statement that PubCo has filed with the SEC. Unless specifically stated, this Quarterly Report does not give effect to the proposed Target Business Combination and does not contain the risks associated with the proposed Target Business Combination. Such risks and effects relating to the proposed Target Business Combination are included in our preliminary prospectus/proxy statement included in a registration statement on Form F-4 that PubCo has filed with the SEC relating to the proposed Target Business Combination (the “Target Disclosure Statement”). We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering (defined below) and the sale of the Private Placement Warrants (defined below), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

On July 2, 2024 the Business Combination Agreement automatically terminated in accordance with its terms (the “Termination”). As a result of the Termination, the Business Combination Agreement, and certain agreements entered into in connection with the Business Combination Agreement, will be of no further force and effect. The Parties are continuing to actively pursue the same business combination, including revising financing terms to reflect market feedback.

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

Charter Amendment

On October 30, 2023, we held an Extraordinary General Meeting of Company shareholders (the “2023 Extraordinary General Meeting”). At the 2023 Extraordinary General Meeting, the Company’s shareholders were asked to approve a proposal to amend the Charter to extend the date by which we must consummate an initial Business Combination (the “Charter Amendment Proposal”) from November 2, 2023 to March 2, 2024 (the “Extended Date”) and to allow the board of directors of the Company, without another shareholder vote, to elect to further extend the date to consummate an initial Business Combination after the Extended Date up to four times, by an additional month each time, up to July 2, 2024. On February 27, 2024, the Board approved a first extension of the date by which the Company must consummate an initial Business Combination from March 2, 2024 to April 2, 2024. On March 27, 2024, the Board approved a second extension of the date by which the Company must consummate an initial Business Combination from April 2, 2024 to May 2, 2024. On April 29, 2024, the Board approved a third extension of the date by which the Company must consummate an initial Business Combination from May 2, 2024 to June 2, 2024. On May 24, 2024, the Board approved a fourth extension of the date by which the Company must consummate an initial business combination from June 2, 2024 to July 2, 2024.

At the 2023 Extraordinary General Meeting, the Company’s shareholders approved the Charter Amendment Proposal, and the Charter amendment became effective on October 30, 2023, upon the filing thereof with the Companies Registrar of the Cayman Islands. The foregoing description is qualified in its entirety by reference to the Amended and Restated Certificate of Incorporation, a copy of which was attached as Exhibit 3.1 to our Form 10-K filed with the SEC on April 16, 2024, and is incorporated by reference herein.

On June 27, 2024, we held an Extraordinary General Meeting of Company shareholders (the “2024 Extraordinary General Meeting”). At the 2024 Extraordinary General Meeting, the Company’s shareholders were asked to approve a proposal to amend the Charter to extend the date by which we must consummate an initial Business Combination (the “2024 Charter Amendment Proposal”) from July 2, 2024 to August 2, 2024, (the “2024 Extended Date”) and to allow the board of directors of the Company, without another shareholder vote to elect to further extend the date to consummate an initial Business Combination after the 2024 Extended Date up to three times, by an additional month each time, up to November 2, 2024. In connection with the Extension Proposal the Company received redemption requests for an aggregate of 7,996,024 Class A ordinary shares, representing approximately 60.7% of the issued and outstanding Class A ordinary shares. As a result, $89,302,174 has been paid out by the Company’s Trust Account in connection with the redemptions, representing a redemption price per Class A ordinary share of approximately $11.16. The redemptions were paid out to redeeming shareholders on July 1, 2024. On July 30, 2024, the Board approved a first extension of the date by which the Company must consummate an initial Business Combination from August 2, 2024 to September 2, 2024 pursuant to the 2024 Charter Amendment.

At the 2024 Extraordinary General Meeting, the Company shareholders approved the 2024 Charter Amendment Proposal, and this Charter amendment became effective on June 27, 2024, upon the filing thereof with the Cayman Islands Registrar of Companies. The foregoing description is qualified in its entirety by reference to the Amendment to Amended and Restated Certificate of Incorporation, a copy of which was attached as Exhibit 3.1 to our Form 8-K filed with the SEC on June 28, 2024 and is incorporated by reference herein.

Business Combination Agreement and Subsequent Termination

On February 20, 2024, (i) the Company, (ii) Specialty Copper Listco Plc, a public limited company registered in England and Wales with registered number 15395590 (“PubCo”), (iii) SEDA Magnet LLC, a Delaware limited liability company (the “Merger Sub”), (iv) MAGNET Joint Venture GmbH, a limited liability company organized under the laws of Germany, registered with the commercial register of the local court of Osnabrück under registration number HRB 217397 (“JV GmbH”), (v) PP S&C Holding GmbH, a limited liability company organized under the laws of Germany, registered with the commercial register of the local court of Munich under registration number HRB 275474, (vi) cunova GmbH, a limited liability company organized under the laws of Germany, registered with the commercial register of the local court of Osnabrück under registration number HRB 216155 (“Cunova”), (vii) KME SE, a stock corporation organized under the laws of Germany, registered with the commercial register of the local court of Osnabrück under registration number HRB 213357 (“KME”), (viii) Creature Kingdom Limited, a private limited company registered in England and Wales with registered number 06799429, (ix) The Paragon Fund III GmbH & Co. geschlossene Investment KG, a limited partnership organized under the laws of Germany, registered with the commercial register of the local court of Munich under registration number HRB 110100 (“Paragon”) and (x) Mr. Edward Wilson Davis, solely in the capacity as the representative for the shareholders of the Company, entered into a business combination agreement (as amended from time to time, the “Business Combination Agreement”), pursuant to which several transactions relating to the special product business of Cunova, which is a wholly owned subsidiary of JV GmbH, and certain assets of KME comprising the KME specialty aerospace business (the “Aerospace Business” and, together with Cunova, the “Target”) will occur, and in connection therewith, PubCo will become the ultimate parent company of Merger Sub, JV GmbH and the Target (the “Target Business Combination”).

Pursuant to the Business Combination Agreement, and upon the terms and subject to the conditions set forth therein:

(i)	The Company will merge with and into Merger Sub, a wholly owned subsidiary of PubCo (the “Merger”), with Merger Sub being the surviving entity in the merger (the time at which the Merger becomes effective, the “Merger Effective Time”);

(ii)	in connection with the Merger, (a) each outstanding Company Class B ordinary share, par value $0.0001 per share (the “SEDA Class B Shares”) will be converted (unless otherwise agreed in writing) into 0.893 of the Company Class A ordinary shares, par value $0.0001 per share (the “SEDA Class A Shares,” and together with the SEDA Class B Shares, the “SEDA Shares”), (b) each outstanding SEDA Class A Share will be automatically cancelled and converted into PubCo ordinary shares at an exchange ratio of 1.119375, each such PubCo ordinary share having a par value of £1 per share (the “PubCo Shares”), and (c) each outstanding warrant of the Company will be automatically adjusted to entitle the holder to purchase one whole PubCo Share at a price of $11.50 per PubCo Share;

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

On July 2, 2024, the Business Combination Agreement automatically terminated in accordance with its terms. As a result of the Termination, the Business Combination Agreement, and certain agreements entered into in connection with the Business Combination Agreement, will be of no further force and effect.

The parties to the Business Combination Agreement are continuing to actively pursue the same business combination, including revising financing terms to reflect market feedback. SEDA will update investors with the terms of the revised Business Combination Agreement if and when available.

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

Promissory Notes

On September 8, 2023, we entered into a Promissory Note with our Sponsor (“Sponsor Loan”) for up to one million two hundred thousand dollars ($1,200,000). Pursuant to the Sponsor Loan, the Sponsor, in its sole and absolute discretion, may fund costs reasonably related to our consummation of an initial Business Combination in response to our written request for drawdown of loan principal from time to time until the date on which we consummate an initial Business Combination. The principal balance of the Sponsor Loan shall be payable on the earliest to occur of (i) the date on which we consummate our initial Business Combination and (ii) the date that our winding up is effective. Outstanding loan amounts are convertible, at the Sponsor’s option, into certain warrants with holders entitled to certain specified registration rights under that certain registration rights agreement by and among the Company, Sponsor and certain other investors in the initial public offering of the Company (the “Initial Public Offering”), dated as of October 28, 2021 (the “Registration Rights Agreement”). The maturity date of the Sponsor Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Sponsor Loan may be prepaid at any time by the Company at its election and without penalty. On October 2, 2023, we drew down $300,000 pursuant to the Sponsor Loan. On December 14, 2023, we drew down an additional $300,000 pursuant to the Sponsor Loan. On April 19, 2024, we drew down an additional $300,000 pursuant to the Sponsor Loan. On June 27, 2024, we drew down an additional $300,000 pursuant to the Sponsor Loan. As of June 30, 2024 and December 31, 2023, there was $1,200,000 and $600,000, respectively, outstanding on the Sponsor Loan.

On September 29, 2023, we entered into a Promissory Note with Seaside (“Seaside Loan”) for up to one hundred fifty thousand dollars ($150,000). Pursuant to the Seaside Loan, Seaside, in its sole and absolute discretion, may fund costs reasonably related to our consummation of an initial Business Combination in response to our written request for drawdown of loan principal from time to time until the date on which we consummate an initial Business Combination. The principal balance of the Seaside Loan shall be payable on the earliest to occur of (i) the date on which we consummate our initial Business Combination and (ii) the date that our winding up is effective. Outstanding loan amounts are convertible, at Seaside’s option, into certain warrants with holders entitled to certain specified registration rights under the Registration Rights Agreement. The maturity date of the Seaside Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Seaside Loan may be prepaid at any time by the Company at its election and without penalty. On October 4, 2023, we drew down $37,500 pursuant to the Seaside Loan. On December 18, 2023, we drew down an additional $37,500 pursuant to the Seaside Loan. On April 19, 2024, we drew down an additional $37,500 pursuant to the Seaside Loan. On June 24, 2024, we drew down an additional $37,500 pursuant to the Seaside Loan. As of June 30, 2024 and December 31, 2023, there was $150,000 and $75,000, respectively, outstanding on the Seaside Loan.

On October 10, 2023, we entered into a Promissory Note with Capricorn (“Capricorn Loan”) for up to one hundred fifty thousand dollars ($150,000). Pursuant to the Capricorn Loan, Capricorn, in its sole and absolute discretion, may fund costs reasonably related to our consummation of an initial Business Combination in response to our written request for drawdown of loan principal from time to time until the date on which we consummate an initial Business Combination. The principal balance of the Capricorn Loan shall be payable on the earliest to occur of (i) the date on which we consummate our initial Business Combination and (ii) the date that our winding up is effective. Outstanding loan amounts are convertible, at Capricorn’s option, into certain warrants with holders entitled to certain specified registration rights under the Registration Rights Agreement. The maturity date of the Capricorn Loan may be accelerated upon the occurrence of an Event of Default (as defined therein). Any outstanding principal under the Capricorn Loan may be prepaid at any time by the Company at its election and without penalty. On November 13, 2023, we drew down $37,500 pursuant to the Capricorn Loan. On May 14, 2024, we drew down $37,500 pursuant to the Capricorn Loan. On May 31, 2024, we drew down $37,500 pursuant to the Capricorn Loan. On June 18, 2024, we drew down an additional $37,500 pursuant to the Capricorn Loan. As of June 30, 2024, and December 31, 2023, there was $150,000 and $37,500, respectively, outstanding on the Capricorn Loan.

Funding Undertaking and Promissory Notes

On November 2, 2023, we entered into a Funding Undertaking and Promissory Note (the “Sponsor Funding Undertaking”) for up to one hundred seventy-four thousand one hundred sixteen dollars ($174,116). Pursuant to the Sponsor Funding Undertaking, the Sponsor has agreed to make deposits of additional funds (“Extension Fundings”) into the Trust Account (as defined below) for the aggregate benefit of public shares that are not redeemed by public shareholders at the October 2023 Extraordinary General Meeting to approve the Charter Amendment Proposal, for each month, or pro rata portion thereof if less than a month, until the earlier of (i) the date on which the Company consummates an initial Business Combination, and (ii) July 2, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of the Company’s board of directors). Interest does not accrue on this note. The Extension Fundings shall become repayable on the date the Company consummates an initial Business Combination (“Maturity Date”). Pursuant to the Sponsor Funding Undertaking, and solely in the event the Company consummates an initial Business Combination, the Company shall issue up to 13,200 Class A ordinary shares (1,650 Class A ordinary shares for each deposit that is made into the Trust Account under the note) to the Sponsor. On the Maturity Date, the Company will pay the Sponsor an amount equal to the aggregate amount funded. In the event that the Company winds up or liquidates prior to the Maturity Date, the Sponsor will have no claims under this agreement and the Company has no obligation to pay the Sponsor under this agreement. As of June 30, 2024 and December 31, 2023, $1,392,928 and $348,232, respectively, was outstanding under the Sponsor Funding Undertaking. As of June 30, 2024 and December 31, 2023, the Sponsor has earned the right to be issued 13,200 and 3,300 Class A ordinary shares of the Company upon the successful completion of a Business Combination, respectively.

The Company determined that redemption upon a Business Combination would create a substantial premium due to the issuance of the Class A ordinary shares to the Sponsor. In accordance with ASC 815-15-25, the proceeds from the issuance of the Funding Undertaking and Promissory Note with the Sponsor were allocated to the note and to the redemption of the note upon a successful Business Combination using the with-and-without method. Under this method, the Company first allocated the proceeds from the issuance of the note to the redemption feature based on their initial fair value measurement of $1,593 as of November 7, 2023, $1,596 as of December 4, 2023, $1,604 as of January 1, 2024, $1,614 as of February 1, 2024, $1,622 as of March 5, 2024, $1,989 as of April 3, 2024, $2,364 as of April 30, 2024, and $2,379 as of May 30, 2024. The measurement of the fair value of the redemption feature was determined by applying a probability weighted adjustment for a successful Business Combination to the trading value of the Class A ordinary shares on the date of each draw. See Note 9 for additional details on the assumptions used. As of June 30, 2024 and December 31, 2023 the discount is $16,175 and $0, respectively, with the change in fair value of $1,762 included in the accompanying unaudited condensed statements of operations.

The Company complies with ASC Topic 835, Interest (“ASC 835”). In accordance with ASC 835-30, discounts to the principal amounts are included in the carrying value of the notes and amortized to “Interest expense” over the remaining term of the underlying debt to the Maturity Date. During the three and six months ended June 30, 2024 the Company recorded $6,732 and $11,572 of debt discount upon the draws under the note, respectively. During the three and six months ended June 30, 2023 the Company recorded $0 of debt discount upon the draws under the note. The discount is being amortized to interest expense over the term of the debt to the date that the Company has to complete a Business Combination of November 2, 2024. The carrying value of the promissory notes, net of discount are $1,390,935 and $345,608 as of June 30, 2024 and December 31, 2023, respectively. For the three and six months ended June 30, 2024 the amortization of the discount resulted in interest expense of $9,143 and $12,203, respectively. For the three and six months ended June 30, 2023, there was $0 amortization of the discount.

On November 2, 2023, we entered into a Funding Undertaking and Promissory Note (the “Seaside Funding Undertaking”) for up to thirty-seven thousand nine hundred forty-two dollars ($37,942). Pursuant to the Seaside Funding Undertaking, Seaside has agreed to make deposits of additional funds (“Seaside Extension Fundings”) into the Trust Account for the aggregate benefit of public shares that are not redeemed by public shareholders at the Extraordinary General Meeting to approve the Charter Amendment Proposal, for each month, or pro rata portion thereof if less than a month, until the earlier of (i) the date on which the Company consummates an initial Business Combination, and (ii) July 2, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of the Company’s board of directors). Interest does not accrue on this note. The Seaside Extension Fundings shall become repayable at the time the Company consummates an initial Business Combination. Deposits were made into the Trust Account on each of November 7, 2023, December 4, 2023, December 28, 2023, January 30, 2024, February 28, 2024, March 28, 2024, April 29, 2024, May 28, 2024 and June 8, 2024. As of June 30, 2024 and December 31, 2023, $341,641 and $113,808, respectively, was outstanding under the Seaside Funding Undertaking.

On November 2, 2023, we entered into a Funding Undertaking and Promissory Note (the “Capricorn Funding Undertaking”) for up to thirty-seven thousand nine hundred forty-two dollars ($37,942). Pursuant to the Capricorn Funding Undertaking, Capricorn has agreed to make deposits of additional funds (“Capricorn Extension Fundings”) into the Trust Account for the aggregate benefit of public shares that are not redeemed by public shareholders at the Extraordinary General Meeting to approve the Charter Amendment Proposal, for each month, or pro rata portion thereof if less than a month, until the earlier of (i) the date on which the Company consummates an initial Business Combination, and (ii) July 2, 2024 (or any earlier date of termination, dissolution or winding up of the Company as determined in the sole discretion of the Company’s board of directors). Interest does not accrue on this note. The Capricorn Extension Fundings shall become repayable at the time the Company consummates an initial Business Combination. Deposits were made into the Trust Account on each of November 7, 2023, December 4, 2023, December 28, 2023, January 30, 2024, February 28, 2024, March 28, 2024, April 29, 2024, May 31, 2024. As of June 30, 2024 and December 31, 2023, $303,536 and $113,826, respectively, was outstanding under the Capricorn Funding Undertaking.

For the Funding Undertaking and Promissory Notes with Seaside and Capricorn, the Company evaluated whether the agreements would meet the scope exception for common control under ASC 835-30, Interest – Imputation of Interest. The Company determined that the agreements would not meet the scope exception. As such, the Company determined that a discount should be recorded on the proceeds from the notes. The discount will be amortized over the length of the loans. The Company considered this to be the date that the Company had to complete a Business Combination at the time of the draw, as a Business Combination cannot be considered probable to occur until it is consummated. The Company recorded the discount on the notes as capital contributions increasing additional paid-in capital on the unaudited condensed statement of changes in shareholders’ deficit on the date the loans were funded. As the Company would be unable to repay its debt obligations in the event that it fails to complete an initial Business Combination, its debt obligations are highly vulnerable to nonpayment and the Company is dependent on favorable business, financial, and economic conditions to be able to meet its financial commitments on debt obligations. As such, the Company determined that the effective interest rate on each funding date would be calculated by using the six month and one year CCC federal reserve rates interpolated for the term from the draw date until the date that the Company had to complete a Business Combination at the time of the draw. The interest rate on the dates of funding of November 7, 2023, December 4, 2023, December 28, 2023, January 30, 2024, February 28, 2024, March 28, 2024, April 29, 2024, May 31, 2024, and June 28, 2024, were 16.48%, 16.19%, 14.13%, 11.12%, 12.19%, 16.49%, 20.39%, 19.49%, and 20.52%, respectively. The discount recorded on the notes for the three and six months ended June 30, 2024 was $8,332 and $17,990, respectively. The carrying value of the promissory notes, net of discount was $640,125 and $210,483 as of June 30, 2024 and December 31, 2023, respectively. For the three and six months ended June 30, 2024, the amortization of the discount resulted in interest expense of $19,549 and $30,089, respectively. For the three and six months ended June 30, 2023 there was $0 amortization of the discount.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had a net loss of $2,681,494, which was a result of operating and formation costs of $2,844,517, a loss in the change in fair value of warrant liabilities of $1,709,659, interest expense of $28,693, and a loss on the fair value of the derivative liability - promissory note - related party redemption feature of $485, which was partially offset by interest income earned on the cash held in the Trust Account of $1,889,190 and a gain in the change in fair value of promissory notes of $11,700.

For the three months ended June 30, 2023, we had a net income of $2,655,473, which was a result of a gain in the change in fair value of warrant liabilities of $1,709,658, a gain on the investments held in the Trust Account of $2,463,687, which was offset by operating and formation costs of $1,517,872.

For the six months ended June 30, 2024, we had a net loss of $8,326,464, which was a result of operating and formation costs of $8,024,914, a loss in the change in fair value of warrant liabilities and promissory notes of $4,003,464, interest expense of $42,293, and a loss on the fair value of the derivative liability - promissory note - related party redemption feature of $1,762, which was partially offset by interest income earned on the cash held in the Trust Account of $3,744,207.

For the six months ended June 30, 2023, we had a net income of $2,953,457, which was a result of a gain in the change in fair value of warrant liabilities of $1,139,772, a gain on the investments held in the Trust Account of $4,661,410, which was offset by operating and formation costs of $2,847,725.

Liquidity, Capital Resources and Going Concern

For the six months ended June 30, 2024, net cash used in operating activities was $676,909, which was due to a net loss of $8,326,464 and interest income earned on assets held in the Trust Account of $3,744,207, offset by changes in operating assets and liabilities of $7,348,005, a loss in the change in fair value of warrant liabilities and promissory notes of $4,003,464, interest expense of $42,293, and a loss on the change in fair value of derivative liabilities of $1,762.

For the six months ended June 30, 2023, net cash used in operating activities was $424,795, which was due to a gain in the fair value of warrant liabilities of $1,139,772, a gain on investments held in the Trust Account of $4,661,410, offset by changes in operating assets and liabilities of $1,116,493, net income of $2,953,457 and share-based compensation of $1,306,437.

For the six months ended June 30, 2024, net cash used in investing activities was $1,462,239, which was due solely to advances to the Trust Account.

For the six months ended June 30, 2024, net cash provided by financing activities was $2,249,739, which was due to advances from the Sponsor and A Anchor Investors and the issuance of convertible promissory notes.

For the six months ended June 30, 2023, there was no cash provided by financing or investing activities.

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

Upon the closing of the Initial Public Offering, the sale of the Private Placement Warrants, the sale of the Over-Allotment Units, and the sale of the Over-Allotment Warrants, an amount of $201,951,985 was placed in a trust account (the “Trust Account”). As of June 30, 2024, we had cash totaling $147,275,981 held in the Trust Account.

As of June 30, 2024, we had cash of $475,312 held outside the Trust Account. We will use the cash held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until November 2, 2024 (24 months from the consummation of the Initial Public Offering plus the time allowed pursuant to the 2023 and 2024 Charter Amendments and any Extensions approved by the Company’s Board), to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by November 2, 2024, there will be a mandatory liquidation and subsequent dissolution.

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

Off-Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements.

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

Vendor Agreements

Since inception, the Company has engaged a legal firm (the “Legal Advisor”) to provide services related to the Company’s Initial Public Offering, the search for a prospective initial Business Combination, and the structuring of a transaction. Fees incurred by the Legal Advisor have been recorded as accrued contingent legal costs on the balance sheets. The payment of these fees is contingent upon the consummation of a Business Combination. As of June 30, 2024 and December 31, 2023, the Company had accrued contingent legal costs of $13,051,603 and $6,449,593, respectively.

On September 19, 2023, the Company entered into an agreement with a financial advisory firm (the “First Financial Advisor”) for financial advisory services such as structuring a transaction, assistance in negotiations, guidance on valuation in connection with a transaction, and other customary services in connection with a Business Combination. Pursuant to this agreement, the Company will pay the First Financial Advisor a fee of $7,000,000 contingent upon the consummation of a Business Combination. Additionally, upon the consummation of a PIPE transaction, the Company will pay to the First Financial Advisor a fee equal to 3.5% of (i) the gross proceeds raised or received by any PIPE issuer and/or its shareholders in the PIPE transaction, plus (ii) any amounts remaining in the Trust Account as of the closing of the Business Combination after giving effect to all redemptions of shares of the Company elected by the shareholders of the Company ((i) and (ii) together, the “Proceeds”) (the “PIPE Transaction Fee”). The PIPE Transaction Fee paid to the First Financial Advisor shall not be less than 1.75% of the Proceeds. In addition to the compensation payable outlined above, the Company shall reimburse the First Financial Advisor for all reasonable and documented legal and other advisors expenses incurred by the First Financial Advisor. These expenses are expensed as incurred on the statement of operations. Such expenses are subject to a broken deal discount, which is applied to each expense and is to be collected contingent upon the consummation of the Company’s initial Business Combination. As of June 30, 2024, the total broken deal discount was $156,921.

On June 27, 2024, the Company entered into two agreements with a financial advisory firm (the “Second Financial Advisor”) for certain customary financial advisory and capital markets services in connection with a Business Combination. Pursuant to the first agreement, the Second Financial Advisor will serve as non-exclusive underwriter or placement agent (as applicable) for a period of six months in return for which the Company will pay the Second Financial Advisor a fee calculated as a percentage of the aggregate amount of equity and equity-linked securities sold by PubCo (the “Offering”) in connection with the Business Combination to investors introduced by the Second Financial Advisor. The percentage payable will be of 3.5% for an Offering under $50,000,000 and 4.0% for an offering equal to or greater than $50,000,000. Pursuant to the second agreement, the Second Financial Advisor will provide the Company with certain capital markets services for a period of 12 months in return for which the Company will pay the Second Financial Advisor a fee of up to $1,000,000 comprised of two tranches of $500,000 each. The first tranche will be due and payable by PubCo at closing of the Business Combination and, at KME’s election, may be payable in cash or ordinary shares of PubCo. The second tranche will be payable by PubCo at closing of the Business Combination solely at KME’s discretion and, if payable, may also be payable in cash or in ordinary shares of PubCo. In addition to the compensation payable outlined above, in connection with both agreements, the Company will reimburse the Second Financial Advisor for reasonable and documented expenses (including legal expenses and disbursements).

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

For the three and six months ended June 30, 2024 and 2023, there were no costs incurred associated with web-based services provided by the Advisor.

Administrative Support Agreement

On October 28, 2021, the Company entered into an agreement to pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. The Company originally would have ceased paying these monthly fees as of October 28, 2023 (24 months from the start of the agreement) regardless of whether a Business Combination had been executed or not. However, in connection with the Extension Proposal and the June Extension Proposal, the administrative support agreement was extended through the Extended Date. During the three and six months ended June 30, 2024 and 2023, $60,000 and $120,000 of administrative support expenses were incurred, respectively.

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

As required by Rules 13(a)-15 paragraphs 13(d)-15e) and 15d-15(e) under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of June 30, 2024, due to the existence of a material weakness.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on April 16, 2024 and in our other filings with the SEC, including in our preliminary prospectus/proxy statement included in a Registration Statement on Form F-4 that PubCo has filed with the SEC relating to our proposed Target Business Combination. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 16, 2024, except as described below. For risk factors related to the proposed Target Business Combination, see the “Risk Factors” section of the Target Disclosure Statement that PubCo has filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

In connection with the Company’s recent Extension Proposal for the 2024 Extraordinary General Meeting, the Company received redemption requests for an aggregate of 7,996,024 Class A ordinary shares, representing approximately 60.7% of the issued and outstanding Class A ordinary shares. As a result $89,302,174 has been paid out of the Company’s Trust Account in connection with the redemptions, representing a redemption price per Class A ordinary share of approximately $11.16. Due to the recent redemptions, the Company may fail to meet NYSE’s continued listing requirements.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1#	Business Combination Agreement (incorporated by reference from the Company’s Current Report on Form 8-K filed on February 20, 2024) (1)

3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on November 2, 2021).

3.2	Amendment to Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on October 31, 2023).

3.3	Amendment to Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on June 28, 2024).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request. Certain personal information has been redacted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 20, 2024 and incorporated by reference in our Annual Report on Form 10-K filed on April 16, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SDCL EDGE ACQUISITION CORPORATION

Date: August 19, 2024	By:	/s/ Jonathan Maxwell
Jonathan Maxwell
Co-Chief Executive Officer